Form 10KSB
period 1996-09-30
TRANSGLOBE ENERGY CORP
filed 1997-01-13
CIK 736744

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

(Mark One)

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

         For the fiscal year ended Sept. 30, 1996
                                   --------------

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

         For the transition period from _________ to _________

Commission file number     0-11378
                       ---------------------------------------------------------

                        TRANSGLOBE ENERGY CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          BRITISH COLUMBIA                                  N/A
-------------------------------------------   ----------------------------------
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

808, 1111 WEST HASTINGS ST. VANCOUVER, B.C.                  V6E 2J3
-------------------------------------------   ----------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                604-683-2568
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
        Title of Each Class                        on Which Registered
        -------------------                        -------------------

               N/A
--------------------------------------    --------------------------------------

--------------------------------------    --------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON SHARES - NO PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No  X
   -----      -----

                                    10KSB-1

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $1,113,274.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

         December 31, 1996; 10,498,860 Shares X 1 1/32 = $10,826,949

         Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes     No   X
   ----    -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of December 31, 1996 11,076,235 shares outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: ( 1 ) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security-holders for fiscal year ended December 24, 1990).

                                                                            NONE

         Transitional Small Business Disclosure Format (check one):

Yes     No   X
   ----    -----

                                    10KSB-2

PART   I

Item 1

Business

General

TransGlobe Energy Corporation (referred to herein as "TransGlobe" or the "Company") and its wholly owned subsidiary TransGlobe Oil and Gas Ltd., is primarily engaged in the drilling for, and production of, oil and gas in New Mexico, Texas, Wyoming and Montana. Except as otherwise stated, all references herein to "the Company" include both TransGlobe and its subsidiary.

The Company was organised under variations of the name "Dusty Mac" in 1968 as a mineral exploration and extraction venture. In 1992 the Company entered into the oil and gas exploration and development field. On April 2, 1996 the Company was renamed "TransGlobe Energy Corporation" and its U.S. subsidiary was renamed "TransGlobe Oil and Gas Corporation. The Company has made significant acquisitions in the fiscal year ending September 30, 1996 as described herein.

All of the Company's U.S. oil and gas properties are held by TransGlobe Oil and Gas Corporation. The Company operates in the Madera field, New Mexico; the East Grieve field, Wyoming; and the Breeze prospects in Colorado. A more detailed description of the oil and gas properties can be found under Item 2, Properties.

TransGlobe Energy Corporation holds the Barstow silver claim, located in Barstow, California.

The Company owns no oil or gas properties in Canada. The Company does not refine any crude oil, or market at retail, any oil or petroleum products. The Company does not own any drilling rigs, and generally, all of its drilling activities are performed by independent drilling contractors on a contract basis.

As of September 30, 1996 the Company's proved reserves totalled 207,511 barrels of oil and condensate and 6,374 MMcf of gas, which had a pre-tax present value at constant prices of U.S.$6,931,000 (Item 2, "Properties", "Reserves" and "Estimated Future Revenues and Present Worth"). The Proved Reserves are primarily found in two Madera wells, located in New Mexico, and two wells producing in the South Evetts Field, located in Texas. TransGlobe Oil and Gas Corporation holds mineral rights on undrilled lands in New Mexico, Texas, Colorado, Wyoming, and Montana. A summary table of the Company's land position is found under Item 2, "Properties", "Productive Wells and Acreage".

The Company has submitted a Memorandum of Understanding (MOU) to acquire a Production

Sharing Contract on an exploration block in the Republic of Yemen. The Ministry of Oil has not approved the MOU as of January 1, 1997. The Company is continuing its discussions with the Ministry of Oil and the Government of Yemen in hopes of finalising an MOU.

The Company owns 750,000 Class "A" Voting Shares (presently an approximate 15 percent equity interest) in IPC International Power Corporation ("IPC"). The shares of IPC were purchased for U.S.$750,000, at a price of U.S.$1.00 per share. The purchase funds were raised by a private placement subscription of TransGlobe shares (see Part III, Items 7 under "Notes to Financial Statements", below). IPC owns a 60% equity interest in B.C. Hydro International Power Development Corp.(BCHIL Power), with the remaining 40% held by BC Hydro International Ltd., a wholly owned subsidiary of British Columbia Hydro and Power Authority. BCHIL Power is designing, constructing and will operate a 117 megawatt power station near the town of Raiwind, Punjab Province, Pakistan. The Raiwind project is currently under construction and is due to be completed and in operation in early 1997. BCHIL Power holds, directly and indirectly, a 33.8% interest in the Raiwind project. The Company is currently attempting to sell its interest in IPC at a profit. As there is no market for the shares of IPC, the Company will sell its shares by a private sale, subject to the approval of the directors of IPC.

Operating Hazards and Uninsured Risks:

The Company's operations are subject to all of the risks normally incident to the exploration for and production of oil and gas, including mechanical failures, blow-outs, pollution and fires, each of which could result in damage to or destruction of oil and gas wells or production facilities or damage to persons and property. While the Company maintains an all risks liability policy which it believes is adequate, the insurance may not cover all potential calamities. The occurrence of a significant event not fully insured against could have a material adverse effect on the Company's financial position.

Title to Properties

The Company's interests in producing properties and non-producing properties are in the form of direct or indirect interests in leases. Such properties are subject to customary royalty interests generally contracted for in connection with the acquisition of properties, liens incident to operating agreements, liens for current taxes and other burdens and mineral encumbrances and restrictions. The Company believes that none of these burdens materially interferes with the use of such properties in the operation of the Company's business.

As is customary in the oil and gas industry, little or no investigation of title is made at the time of acquisition of undeveloped properties (other than a preliminary review of local minerals records). Investigations are generally made, including, in most cases, receiving title opinion of local counsel, before the commencement of drilling operations. A thorough examination of title has been performed with respect to substantially all of the Company's producing properties and the

Company believes that it has general satisfactory title to such properties.

Employees

At September 30, 1996 the Company had one full time and one part-time employee. All other personnel engaged in the Company's offices are contracted on a retainer or day rate basis. The Company employs the services of consulting geologists and engineers as well as oil field personnel as needed. The employment of Mr. Coglon as President and CEO of the Company ended November 8, 1996. As of December 4, 1996 the Company hired Mr. Ross Clarkson, a geologist, as president of the Company on a full time basis. As of November 8, 1996 the Company hired Mr. Erwin Noyes, who has a petroleum engineering background of more than 35 years, as Vice President, Operations.

Competition

The Company encounters strong competition from other independent operators and from major oil companies in acquiring properties suitable for development, in contracting for drilling equipment and in securing trained personnel. Many of these competitors have financial resources and staffs substantially larger than those available to the Company. The availability of a ready market for oil and gas discovered by the Company depends on numerous factors beyond its control, including the extent of production and imports of oil and gas, the demand for its products from the United States and Canada, the proximity and capacity of natural gas pipelines and the effect of state or federal regulations.

Raw Materials

The Company's raw materials are its oil and gas reserves. Reserves of oil and gas are described in this report under "Reserves".

Government Regulation

In the areas where the Company conducts activities there are statutory laws and regulations governing the activities of oil and gas companies. These laws and regulations allow administrative agencies to govern the activities of oil companies in the development, production and sale of both oil and gas. Changes in these laws and regulations may substantially increase or decrease the costs of conducting any exploration or development project. The Company believes that its operations comply with all applicable legislation and regulations and that the existence of such regulations have no more restrictive effect on the Company's method of operations than on similar companies in the industry.

The Company's future results of operations and the other forward looking statements contained in this Form 10-KSB involve a number of risks and uncertainties. In addition to the factory specifically discussed in context hereafter, among the other factors that could cause actual results to differ materially are business conditions and growth in the oil and gas industry and general economy; changes in customer purchasing patterns; competitive factors, such as those influencing exploration and operating costs and the price and availability of drilling prospects; and risks associated with potential foreign operations in Yemen.

Item 2

Description of Property

As more fully described hereafter, during the past fiscal year the Company has participated in a number of projects.

The Company operates a natural gas and condensate producing property in the Madera field in south-eastern New Mexico. During the fiscal year the Company participated in two successful oil wells in the South Evetts Field in Winkler and Loving Counties, Texas. The Company also participated in two wells in the East Grieve prospect in Natrona County, Wyoming. As of January 13, 1997 both East Grieve wells are suspended and require further testing or completion work before proven reserves can be stated. The Company also unsuccessfully attempted a re-entry and deepening of a well on the Breeze II prospect in Colorado. The Company participated in 1996, at a 15% interest, in an unsuccessful test of a Lodgepole prospect in the Black Dog prospect in Montana.

Productive Wells and Acreage as of September 30, 1996

                              Gross                         Net
                        Oil         Gas               Oil         Gas

Productive Wells*        2           2                0.34         1
Developed Acreage**           1360                           1104
Undeveloped Acreage***      141481                          32446


A "gross" acre or gross well is an acre or well in which an interest is owned. The number of gross acres or wells is the total number of acres or well in which an interest is owned. A "net" acre or well is deemed to exist when the sum of the fractional interests owned in gross acres or wells equals one. The number of net acres or wells is the sum of fractional working interests owned by the Company in gross acres or wells, expressed as whole numbers and fractions thereof.

*      "Productive wells" are wells producing oil or gas.
**     "Developed acreage" is acreage assignable to productive wells.
***    "Undeveloped acreage" refers to lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.


Production Results. The average sales price and average daily production (lifting) cost per equivalent unit of oil or gas for the three years ended September 30, 1996 were as follows:

Fiscal Year       Production        Average Price            Average Production
   Ended          Oil    Gas         Oil       Gas             Cost per Unit
September 30    (Bbl*) (Mcf**)     (Bbl*)    (Mcf**)         (Bbl*)  (Mcf**)


1994              13      434       $17.42            $1.56       6.34  0.62
1995              42    1,064       $17.42            $1.37       4.37  0.39
1996              42    1,095       $19.81            $1.85       3.87  0.54

*     Barrels ("Bbl")
**    Thousand cubic feet ("Mcf")

Drilling Results. Below is a summary of drilling activity for the three years ended September 30, 1996.

Wells Drilled (Gross):    Exploratory                   Development
Year                    Productive  Dry             Productive    Dry
1994                    1            1                 0           0
1995                    1            1                 0           0
1996                    1            2                 1           0

         The development well drilled on the East Grieve property during September/October 1996 is not yet tested but is assumed it will be productive based on log results. No other wells were drilling or being tested over the end of the reporting period.

Madera Gas Field, Lea County, New Mexico

The Madera Federal Prospect in Lea County, New Mexico, is in the area known as the Permian Basin, covering West Texas and Southeast New Mexico. The Company acquired its interest in the Madera Prospect in 1993, when it drilled and completed the Madera Federal "25-1" well in the Atoka Lime Formation. By drilling and successfully completing the offset well, Madera Federal "30-1", the Company earned a 56.03% interest in gross 3,424 acres now identified as the Madera Federal Block, Lea County, New Mexico.

During the fiscal year the "30-1" well produced at an average rate of 1,781 MCF per day, plus an additional 69 barrels per day of condensate from the Atoka Limestone. The "30-1" well is currently restricted by obstructions in the bottomhole assembly. The Company believe that this well is capable of higher production rates if the well is reworked and the obstructions are removed.

The second well in the Madera Federal field, the "25-1", is pressure depleted in the Atoka Limestone and is currently suspended. A re-completion program is planned for January 1997 to attempt to obtain production in uphole zones identified on electric logs.

A third well, the Madera Federal 12-1 well, drilled earlier to a depth of 12,950 feet, is suspended.

Both the "25-1" and the "30-1" wells encountered shows of light sweet oil in the Brushy Canyon Sand and the Bone Spring formation. These will require further evaluation.


South Evetts Prospect, Winkler and Loving Counties, Texas

In early 1995 the Company acquired an interest in the South Evetts Prospect, Winkler and Loving Counties, Texas.

The South Evetts Prospect is comprised of 12,855 gross acres under lease. POGO Producing Company is the Operator of the field. TransGlobe has a 21.875% working interest (15.75% Net Revenue Interest) in the initial test well, University "20-12", which was drilled to 12,002 feet in Winkler County as well as an 11.84% working interest in the balance of the POGO acreage. The University "20-12" well is producing gross 43 barrels of oil per day and gross 41 MCF of gas per day from the Wolfcamp formation.

On February 14, 1996 POGO commenced the drilling of an offset well, University "20-11", to a total depth of 12,000 feet. The well was completed in the Wolfcamp formation as an oil producer and is currently producing gross 43 BOPD and gross 17 MCFD. TransGlobe has a 12.192% working interest (8.778% Net Revenue Interest) in the "20-11" well.

Block 16 Prospect, Ward County, Texas

The Company owns a 50% working interest in 1,124.5 acres (net 562.25 acres) over the Block 16 Prospect located on the hingeline between the Central Basin Platform and the Delaware Basin in Ward County, Texas. The Block 16 prospect appears to be similar to the South Evetts prospect. The Block 16 Prospect is still in early stages of development. The Company is seeking a joint venture partner to assist in the development of this prospect.

Breeze Prospect, Routt County, Colorado

Breeze I

The Breeze I prospect, located in Colorado, was reported in the 1995 annual report and the Form 20-F filing. The option to participate in the Breeze I prospect expired on October 31, 1996.

Breeze II

The Breeze II prospect was reported in the 1995 annual report and the Form 20-F filing. The Company attempted to test the prospect by re-entering and deepening the Quintana well in September 1996 Problems were encountered while drilling below the old 8 5/8" casing. The casing is believed to have collapsed while drilling, necessitating the abandonment of the deepening procedure.

The Company was unsuccessful in the deepening of the Quintana well. TransGlobe has relinquished its interest in the prospect.

East Grieve Prospect, Natrona County, Wyoming

The East Grieve prospect is a structural/stratigraphic prospect located in the Southeastern Wind River Basin of central Wyoming, approximately 50 miles west of Casper.

The Company acquired a 18% working interest in 960 acres over the prospect from Melange Associates Inc and Coyote Production Co. Anschutz, the Operator with 35% working interest, drilled an initial test well during March-April 1996. The primary target was the Muddy sand at approximately 8,200 feet. The drilling of the 29-1 well proved to be very difficult. Poor hole conditions resulted in the well being plugged back so a new hole could be drilled from 3000 feet. Upon reaching total depth the Muddy sand was found to be poorly developed. Anschutz elected to relinquish its interest in the well rather than proceed with the casing and testing of the well. TransGlobe acquired the Anschutz 35% interest in the project at no cost. TransGlobe and Melange elected to case and complete the well in the Shannon sand, encountered at 4,200 feet. In October 1996 TransGlobe entered into an agreement with Melange Associates Inc. and Coyote Production Co. to purchase their 37% working interest for U.S.$250,000 plus 100,000 shares of TransGlobe Energy with a 1.8% Gross Overriding Royalty interest retained by Melange/Coyote. The new working interests in the project are TransGlobe 90%, with the remaining 10% interest held by Mr. John Lucken, Dr. Harold Laycraft, and Mr. Richard Coglon (all directors of the Company).

TransGlobe, now as operator, completed the 29-1 well in the Shannon sand during July 1996 at an initial rates as high as 300 BOPD. The well started producing water during the test period and rapidly turned to 100% water. A water bearing sand located above the Shannon may be the source of the rapid change from oil to water production. An attempt at shutting of the water zone by squeezing cement into the zone has met with limited success. At present the 29-1 well is suspended due to winter weather and Bureau of Land Management winter access restrictions. Additional completion work on the 29-1 well will be done in 1997.

A second well, 32-3, was drilled on the East Grieve structure during September/October 1996. The well encountered 25 feet of Shannon formation sands approximately 300 feet updip of the 29-1 Shannon sands. The sidewall cores, electric logs and porosity logs indicate that the sands contain hydrocarbons. The weather restrictions and BLM access restrictions prevented the testing of the 32-3 well in 1996. The 32-3 well will be completed and tested in 1997.

The prospect has potential for 10 productive locations based on 40 acre spacing. The recoverable reserve potential is 1.8 Million barrels of oil based on the initial studies done by Outtrim Szabo Associates, a reservoir engineering firm. However, no proven reserves have been booked for East Grieve as the prospect is still in the early stages of development. If successful, production rates of 100
- 300 Barrels of oil per well, per day, are indicated as possible, based on the analogous

Government Bridge Field.

East Meridian Prospects, Montana

History

The East Meridian Project is an exploration program focused in the western (Montana) portion of the Williston Basin. This project consists of 109,374 acres of leases (24,348 net acres) that are controlled outright, by farmout agreement and by seismic options on a block that measures 12 miles East to West and 30 miles South to North, covering 360 square miles. TransGlobe has earned a 25% working interest in the first phase (Block `B') of the project, comprising 51,907 gross acres (12,977 net acres). TransGlobe has elected to participate in the second phase (Block `A') to earn an additional 57,468 gross acres (14,367 net acres). TransGlobe has earned a 25% working interest in Block `B' and will earn a 25% working interest in Block `A' by paying 50% of the cost of a 3-D seismic survey covering the respective lands and by paying for 50% of lease acquisition costs.

The focus of the project was based on 600 miles of old 2 dimensional seismic data that suggested the area was under-explored for Paleozoic reservoirs similar to existing producing fields located on and off the Meridian lands. Meridian Resources farmed out 50% of their interest to TransGlobe Energy and Collins & Ware to evaluate the lands.

Within the East Meridian block, on lands not controlled by TransGlobe, there is production from six or more different pay zones in several fields. The fields within the block produce from Devonian, Silurian and Ordovician formations. Cumulative production from some of the best Ordovician, Red River Formation fields has reached 350,000 to 500,000 BO per well.

In addition to the known reservoirs, management believes that there is a significant upside reserve potential that is attributable to several exploration leads that are similar in all geophysical signatures and geologic settings to the Lodgepole Waulsortian Reef Mounds that were discovered near Dickinson, North Dakota about 90 miles to the east, by Conoco in 1993.

The acquisition of the 3-D data on the area comprising Block `B' was commenced in May, 1996 and was completed in August, 1996. The gross cost of acquisition was approximately U.S.$2,600,000 (TransGlobe net cost of U.S.$1,300,000). Interpretation of the data is now complete.

Current Status of Meridian Project

Block B

The Company has identified, using the interpretation of the 3-D seismic data, nineteen Ordovician Red River primary target prospects with secondary reservoirs which include:

Mississippian Mission Canyon, Devonian Nisku, Duperow and Dawson Bay reservoirs. Six Red River prospects have been identified as primary drilling locations. The Company expects to commence drilling on some of the primary Red River prospects in 1997.

The Company has identified, using the interpretation of the 3-D seismic data, five Tyler Channel Sand plays that have not been penetrated by drilling so far on the acreage block. The Tyler play is as yet un-proven and un-tested in the East Meridian area. Tyler channel sands produce at the Svenstad and Sumatra fields in Montana and at the Dickinson field in North Dakota. Two Tyler Sand prospects have been identified as primary drilling locations. The Company expects to commence drilling on one of the primary Tyler Sand prospects in 1997.

The Company has identified, using the interpretation of the 3-D seismic data, four Silurian Interlake erosional remnant plays. This play is un-proven on the East Meridian Block.

It is the Company's intention over the next twelve months to participate in the drilling of wells to test the prospects identified by 3-D seismic. The Company anticipates having sufficient funds to participate as a 25% working interest partner in the expected 1997 drilling program (see "Notes to Financial Statements").

Block A

TransGlobe has exercised its option to participate in the west half (Block `A') of the East Meridian acreage. The option allows TransGlobe to earn a 25% interest in Block `A' by paying 50% of the cost of acquisition of a 3-D seismic survey over the lands. The cost of the survey is expected to be similar to the Block `B' seismic program acquired in May/August 1996 at U.S.$2,600,000. TransGlobe has paid its share of the lease costs on Block 'A" and anticipates having sufficient funds available to complete the Block `A' seismic survey. (see "Notes to Financial Statements").

International Opportunities - Yemen Concession

The Company has investigated oil exploration opportunities in the Republic of Yemen. An offer for an open exploration block in the Republic of Yemen was submitted to the Ministry of Oil and Mineral resources in1995. The offer has neither been accepted nor rejected as of January 7, 1997. If the Company's offer is accepted, a Memorandum of Understanding would then be signed between the Ministry of Oil and Mineral Resources. A production Sharing Agreement would then be negotiated and signed. Finally, the Production Sharing Agreement would be ratified by the Republic of Yemen parliament. The process of attaining a Production Sharing Agreement can take as long as two years and therefore is a longer term project for the Company.

Reserves

The Company causes to be prepared an annual estimate of oil and gas reserves. Proved reserves were added by drilling in the South Evetts field. During the fiscal year 1996 there have been no purchases or sales of reserves or other events that would materially affect the reserves reported herein. The Company has not filed reserve estimates with any other United States or Canadian authority or agency, other than estimates previously filed with the Commission.

The following table set forth the proved reserves of the Company as of September 30, 1996 and September 30, 1995. The Company did not have a reserve report done in 1994 as the only producing property, the Madera field, was not fully evaluated. Estimated quantities for the year 1995 were prepared by Williamson Petroleum Consultants Inc., Midland, Texas. Estimated quantities for the year 1996 were prepared by Outtrim Szabo Associates, Calgary, Canada.

Oil & Condensate (Bbls)

                                            1995                     1996

   Proved developed reserves
        Madera field, New Mexico          69,120.                 178,732.
        South Evetts, Texas                                         3,246.

   Gas (MMcf)

   Proved developed reserves
        Madera field, New Mexico           1,926.                   5,576.
        South Evetts, Texas                                             2.

The increase in reserves is primarily attributable to the inclusion of the Atoka Sand reservoir found in the 25-1 Madera well, which was not previously reported. The reserves on the 30-1 Madera well were increased slightly. The original reserve report done by Williamson was based on intermittent, discontinuous production and was therefore subject to error. Subsequent production history and pressure performance indicate larger reserves, as reflected in the 1996 reserve estimates

All of the above stated reserves are located in the United States. The East Grieve field is not yet considered to be proven reserves by the Company and no reserves from East Grieve have been included in this report.

Estimated Future Net Revenues and Present Worth

Estimated future net revenues of the Company's net oil and gas reserves at the date indicated and the present worth thereof employing a ten percent (10%) discount factor is set forth in the following tabulation:

                                      Future Net Revenues
                                      as of Sept. 30, 1996
                              ------------------------------------
                                   1997                   1998

Proved Developed              U.S.$1,411,284.        U.S.$747,000
Oil and Gas reserves

                                          Present Worth

                                       as of Sept. 30, 1996
                                       (discounted  at 10%)

Proved Developed                          U.S.$6,931,471
Oil and Gas reserves

The present value of estimated future net revenues set forth above is computed using the estimated future net revenues and a discount factor of ten percent (10%) over the projected life of each property. See " Consolidated Financial Statements".

Future net revenues and present worth values as of September 30, 1996 were computed using crude oil prices of U.S.$20.03 unescalated. Gas prices of U.S.$2.25 per Mcf unescalated were used. Future prices to be received from such production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The present values shown above should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties.

Marketing of Production:

The Company does not refine any petroleum products. All of its production from the Madera field is sold pursuant to a written agreement at prevailing market prices. The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under existing contracts or agreements.

The availability of a market for oil and gas produced from the properties of the Company and the prices received are dependent upon numerous factors, most of which are beyond the control of the Company. Such factors include the level of domestic production, the availability of distribution and transportation facilities and capacity thereon, the availability and price of fuels competitive with oil and gas, demand for oil and gas and refined products and governmental regulation and taxation. Such factors make it impracticable to predict with any degree of certainty future demand for or prices of oil or gas produced by the Company. Historically the Company has received high demand and prices for its gas production during the winter months.

Mineral Exploration

There was no change in the Company's inventory of mineral exploration projects during the fiscal year 1995-96. TransGlobe continues to maintain the Company's 100% interest in the patented claims on the Barstow silver property in California.

The Barstow property contains drill indicated reserves suited to open pit mining of 20 million tons of 1.54 oz. silver per ton, and remains open to further reserve expansion. At the current price level for silver in world markets this property is not of any immediate development interest. The Company intends to hold the property as a, low cost asset with possible future mine potential. Exploration for potential high grade (supergene) enriched zones on the Barstow property may be undertaken in future.


Investment Policies

Pending utilisation of funds for drilling and development, the Company's cash balance is being invested in a Canadian bank in short term interest bearing deposits.


Office Facilities

The office facility of the Company are leased from Amadeus Consulting Ltd., a company owned by Dr. Harold Laycraft, who is a director of TransGlobe. The lease agreement is for Canadian $3723.73 per month and will expire May 31, 1997


Item 3

Legal Proceedings

The Company has been orally advised by the former President and CEO of the Company Mr. Richard Coglon that he is in the process of preparing and filing a legal action against the Company for wrongful termination and breach of contract.

Other than the above mentioned possible proceeding, the Company is not a party to any other pending legal proceedings, nor is its property the subject of such a proceeding.


Item 4

Submission of Matters to a Vote of Security-Holders

Not applicable.


PART II


Item 5

Market for Registrant's Common Equity and Related Stockholder Matters

Market Information:

The Company's Common Shares have been listed in the United Sates on the NASDAQ Small Cap Market since March 1984. "TGLEF" is the Company's current trading symbol. The

Company's common shares have been listed on the Vancouver Stock Exchange since August 15, 1969 under the current symbol "TGL" and less than 5% of the total trading occurs on the V.S.E. The following table sets forth, for the calendar periods indicated, the range of high and low prices in U.S. currency for the Company's Common Shares as reported by the NASDAQ.

Quarter                       High Price              Low Price
                              During Quarter          During Quarter
Oct 1/94 - Dec 31/94          $5.00                   $3.62
Jan 1/95 - Mar 31/95          $4.00                   $2.75
Apr 1/95 - Jun 30/95          $3.625                  $1.25
Jul 1/95 - Sep 30/95          $6.625                  $2.75
Oct 1/95 - Dec 31/95          $5.625                  $2.625
Jan 1/96 - Mar 31/96          $4.8125                 $2.375
Apr 1/96 - Jun 30/96          $5.0625                 $3.375
Jul 1/96 - Sep 30/96          $4.25                   $2.2187

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders:

According to the records maintained by the Company's register and transfer agent, on September 30, 1996 there are 690 registered shareholders resident in the United States holding between them an aggregate of 7,156,298 shares of the Company, being approximately 91% of the total issued and outstanding shares of the Company.

Dividends:

The Company has never paid any cash dividends, and presently intends to retain any earnings to finance the growth of its business.

There are no restrictions under Canadian law or the Company's Articles of Association on the import or export of capital which affect the remittance of dividends, interest or other payments to non-resident holders of the Company's securities. Any cash dividends paid to Shareholders resident in the United States will be generally subject to Canadian withholding tax at a rate of 15%. Cash dividends paid to other non-residents of Canada will also generally be subject to Canadian withholding tax at a maximum rate of 25%, depending upon applicable tax treaties. Stock dividends paid to non-residents are generally not subject to Canadian withholding tax provided that they are paid in shares of the same class of stock as that on which the stock dividends are paid.

Item 6

Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenues

During the period under review, the Company's oil & gas revenues were U.S.$1,113,274 compared to U.S.$827,073 for 1995. The revenues were generated primarily from the Madera No. 30-1 well, New Mexico. The average price received for Madera gas increased from U.S.$1.37 during 1995 to U.S.$1.85 during 1996 and the average price received for condensate increased from U.S.$17.42 during 1995 to U.S.$19.86 during 1996. The cold winter of 1995 increased demand for natural gas resulting in higher prices. A similar situation appears to be developing for the early part of the 1996/97 winter. The increased prices were enhanced by an increase in production from 1995 to 1996 from 1,064 to 1,095 Mcf per day (net average rate) and in oil and condensate production from 42 to 49 BOPD (net average rate). Operating costs were U.S.$200,378 compared to U.S.$148,645 in 1995. The Company has reduced operating costs on the Madera field in November 1996 by cutting back on non-essential services and by streamlining production accounting procedures.

Expenses

In 1996 $22,275 was expended on maintaining the Company's mineral resource properties compared to $12,275 in 1995, and $4,066,487 was expended on oil and gas properties compared to $1,568,264 in 1995. General administrative expenses increased to $838,850 from $788,157. Fifteen percent of the shares of IPC International Power Corporation were acquired at a cost of U.S.$750,000. The Company has committed to a 50% participation in a 3-D seismic acquisition program on Block "A" of the East Meridian Project, Montana. The expected net cost of the acquisition is U.S.$1,300,000. The funds required for the seismic acquisition were raised through the sale of zero coupon debentures in October/November 1996. (see notes to Financial Statements).

Net Income (Loss)

The operating activities of the Company recorded a net operating loss of $770,096 as opposed to a loss of $797,743 during the same period in 1995. Correspondingly, the Company recorded a loss per common share of $0.10 in 1996 compared to a loss of $0.12 in 1995. A total of 1,740,058 shares were issued during the period at an average price of U.S.$2.79 per share for a total net proceeds of $4,857,372.

The Company has continued to build its inventory of U.S. prospects during 1996. The gross and net undeveloped acreage position of the Company increased substantially. Funds raised through the sale of zero coupon debentures during October/November 1996 will be used in ongoing exploration efforts on the Company's properties. The Company plans to participate in exploratory drilling of several wells on the East Meridian Project in 1997 and expects substantial increases in reserves and future net cash flow from this program. The Company plans to test the East Grieve

`3-32' well in early 1997 as soon as rig availability and winter access restrictions allow. Should the testing of East Grieve `3-32' prove encouraging, the Company plans to drill additional test wells to prove up additional reserves and increase production. The Company also plans to re-complete the Madera 25-1. The management of the Company intends to increase the value of the Company through the acquisition of oil and gas exploration properties in the United States. The acquisition of an international exploration project will also continue to be a longer term focus area.

Item 7

Financial Statements

The financial statements called for by this item are set forth below.

Item 8

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Part III

Pursuant to General Instruction E(3) of Form 10-KSB, the information required by
Part III will be incorporated by reference from the registrant's definitive proxy statement (to be filed in accordance with Rule 14a-101, Schedule 14C). If the definitive proxy is not filed within the 120 day period, the information will be filed as an amendment to the Form 10-KSB, not later than the end of the 120 day period following the end of the Company's fiscal year.

However, as to Item 13, on December 29, 1996, the Company filed a report on Form 12B-25 disclosing that as of at least September 30, 1996, the Company was no longer a "foreign private issuer" as defined in Rule 3b-4. Present management is in the process of determining the period of time during which the Company was not deemed a foreign private issuer. Pursuant to Rule 3a 12-3(b) securities registered by foreign private issuers are exempt from certain proxy and insider reporting requirements, including those utilising Forms 3,4 and 5 under Section 16(a) of the Securities Exchange Act; the Company has never received any Form 3, 4 or 5 filings by persons subject to Section 16(a).

AUDITORS' REPORT

To the Shareholders of

Transglobe Energy Corporation (formerly Dusty Mac Oil & Gas Ltd.)

We have audited the consolidated balance sheets of Transglobe Energy Corporation (formerly Dusty Mac Oil & Gas Ltd.) as at September 30, 1996 and 1995 and the consolidated statements of operations and deficit and changes in financial position for each of the years in the three year period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 1996 and 1995 and the results of its operations and the changes in its financial position for each of the years in the three year period ended September 30, 1996 in accordance with generally accepted accounting principles in Canada. As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied on a consistent basis.



KPMG
Chartered Accountants



Abbotsford, Canada
January 8, 1997

TRANSGLOBE ENERGY CORPORATION
(FORMERLY DUSTY MAC OIL & GAS LTD.)

Consolidated Balance Sheets

(Expressed in U.S. dollars)
September 30, 1996 and 1995

====================================================================================
                                                                 1996           1995
------------------------------------------------------------------------------------
Assets

Current assets:
   Cash                                                   $   588,664    $   646,692
   Accounts receivable                                        394,776        221,921
   Prepaid drilling costs                                       5,396        110,319
------------------------------------------------------------------------------------
                                                              988,836        978,932

Computer equipment, net of accumulated
  depreciation                                                 12,847         10,602

Investment in IPC International Power Corporation (Note 3)    750,000              -

Natural resource properties:
   Mineral properties (Note 4)                              1,704,226      1,960,396
   Oil and gas properties (Note 5)                         10,771,483      7,235,932
   Investment in Yemen project
     (Note 6)                                                 196,268        179,210
------------------------------------------------------------------------------------
                                                           12,671,977      9,375,538

------------------------------------------------------------------------------------
                                                          $14,423,660    $10,365,072
====================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accruals                          $   437,661    $   406,204
   Current portion of loan payable (Note 7)                    40,251         60,145
------------------------------------------------------------------------------------
                                                              447,912        466,349

Loan payable (Note 7)                                               -         40,251

Shareholders' equity:
   Share capital (Note 8)                                  18,581,646     13,724,274
   Deficit                                                 (4,635,898)    (3,865,802)
------------------------------------------------------------------------------------
                                                           13,945,748      9,858,472

Subsequent events (Note 12)

------------------------------------------------------------------------------------
                                                          $14,423,660    $10,365,072
====================================================================================

Approved by the Directors:

/s/ ROSS G. CLARKSON
------------------------------

/s/ GEORGE H. LAYCRAFT
------------------------------


See accompanying notes to consolidated financial statements.

TRANSGLOBE ENERGY CORPORATION
(FORMERLY DUSTY MAC OIL & GAS LTD.)
Consolidated Statements of Operations and Deficit

================================================================================
                                                  Year ended September 30
================================================================================
                                          1996          1995          1994
--------------------------------------------------------------------------------
Oil and gas revenue                  $ 1,113,274   $   827,073  $    278,379

Direct expenses:
    Operating expenses                   200,379       148,645        66,609
    Taxes                                 90,950        68,299        19,111
    Depletion and depreciation           507,866       644,094       113,770
    Write-down of mineral
      properties (Note 4)               (279,240)            -             -
    Write-down of oil and
      gas properties                           -             -      (232,792)
--------------------------------------------------------------------------------
                                       1,078,435       861,038       432,282
--------------------------------------------------------------------------------
                                          34,839       (33,965)     (153,903)

General and administrative
  expenses (Schedule)                    838,850       788,157       784,428

--------------------------------------------------------------------------------
Loss before other income                (804,011)     (822,122)     (938,331)
--------------------------------------------------------------------------------
Other income (loss):
    Exchange income (loss)               (12,887)        2,934         6,014
    Interest                              46,802        21,445        34,068
--------------------------------------------------------------------------------
                                         (33,915)       24,379       (40,082)

--------------------------------------------------------------------------------
Loss                                    (770,096)     (797,743)     (898,249)

Deficit, beginning of year            (3,865,802)   (3,068,059)   (2,169,810)

--------------------------------------------------------------------------------
Deficit, end of year                 $(4,635,898)  $(3,865,802) $ (3,068,059)
================================================================================

Loss per common share                $     (0.10)  $     (0.12) $      (0.16)
================================================================================

Weighted average common shares
  outstanding                          7,899,001     6,659,602     5,620,878
================================================================================

See accompanying notes to consolidated financial statements.

TRANSGLOBE ENERGY CORPORATION
(FORMERLY DUSTY MAC OIL & GAS LTD.)
Consolidated Statements of Changes in Financial Position

===============================================================================
                                                 Year ended September 30
                                           1996           1995          1994
--------------------------------------------------------------------------------
Operating activities:
   Loss                               $  (770,096)   $  (797,743)   $  (898,249)
   Add (deduct):
      Items not involving cash:
         Depreciation and depletion       513,372        646,745        113,770
         Write-down of oil and
           gas properties                    --             --          232,792
         Write-down of mineral
           properties                     279,240           --             --
      Non-cash operating working
        capital items                     (36,475)       169,107       (203,976)
-------------------------------------------------------------------------------
                                          (13,959)        18,109       (755,663)
Investing activities:
   Computer equipment
     additions                             (7,751)       (13,253)          --
   Natural resource property
     expenditures                      (4,066,487)    (1,568,264)    (4,286,114)
   Investment in Yemen project            (17,058)      (179,210)          --
   Investment in IPC International
     Power Corporation                   (750,000)          --             --
-------------------------------------------------------------------------------
                                       (4,841,296)    (1,760,727)    (4,286,114)

Financing activities:
   Financing costs of
     issuing shares                      (170,058)          --         (307,590)
   Shares issued                        5,027,430      2,074,398      5,131,594
   Increase (decrease) in loan
     payable                              (60,145)       100,396        (18,385)
-------------------------------------------------------------------------------
                                        4,797,227      2,174,794      4,805,619

-------------------------------------------------------------------------------
Increase (decrease) in cash
  during the year                         (58,028)       432,176       (236,158)

Cash, beginning of year                   646,692        214,516        450,674

-------------------------------------------------------------------------------
Cash, end of year                     $   588,664    $   646,692    $   214,516
===============================================================================

See accompanying notes to consolidated financial statements.

TRANSGLOBE ENERGY CORPORATION
(FORMERLY DUSTY MAC OIL & GAS LTD.)
Notes to Consolidated Financial Statements

(Expressed in U.S. dollars unless otherwise noted)
Three years ended September 30, 1996, 1995 and 1994

================================================================================

NATURE OF OPERATIONS:

    The Company's primary business activity is the exploration and development of mineral properties and oil and gas properties.

1.    SIGNIFICANT ACCOUNTING POLICIES:

 (a)  Basis of consolidation:

      These financial statements include the accounts of the Company's wholly-owned subsidiaries, Transglobe Energy Corporation (formerly Dusty Mac Resources Inc.) and Dusty Mac Oil & Gas International (Canada) Ltd. All material intercorporate transactions and balances have been eliminated upon consolidation.

 (b)  Accounting principles:

      The consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada which conform in all material respects with accounting principles generally accepted in the United States, except as disclosed in Note 11.

 (c)  Revenue recognition:

      Revenue from oil and gas operations is recognized at the time the oil is sold or natural gas delivered.

 (d)  Mineral properties:

      The Company records its interest in mineral properties at cost and has capitalized exploration costs specifically identifiable to the properties. When commercial production is achieved for a specific property, the costs capitalized will be amortized against revenue realized on production from the property. In the event of the abandonment of a property, the costs capitalized for that property are written off to operations. The amounts shown for mineral properties represent costs for the acquisition and development of the properties incurred to date and do not necessarily reflect present or future values.

 (e)  Computer equipment:

      Computer equipment is recorded at cost. Depreciation is provided using the declining balance method at 30% per annum.

 (f)  Oil and gas properties:

      The Company follows the full cost method of accounting for oil and gas operations. Accordingly all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized. Such costs include land acquisition, geological and geophysical expenses, and costs of well equipment.

TRANSGLOBE ENERGY CORPORATION
(FORMERLY DUSTY MAC OIL & GAS LTD.)
Notes to Consolidated Financial Statements

(Expressed in U.S. dollars unless otherwise noted)
Three years ended September 30, 1996, 1995 and 1994

================================================================================

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

 (f)  Oil and gas properties (continued):

      Costs of acquiring and evaluating unproved properties are initially excluded from the costs subject to depletion and depreciation. These unproved properties are assessed regularly to ascertain whether impairment has occurred. When production commences or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to the costs subject to depletion and depreciation.

      Depletion and depreciation are provided on costs accumulated on producing properties using the unit of production method based on the estimates which management considers to be reasonable.

      The net carrying cost of the Company's properties is subject to a cost recovery test ("the ceiling test"). Under this test, an estimate is made of the ultimate recoverable amount from future net revenue plus the net cost of unproved properties, less future overhead, interest cost and income taxes. Year end prices are used. If the net carrying cost of the oil and gas properties exceeds the ultimate recoverable amount, the excess amount is charged against operations.

      Gains or losses are not normally recorded on the disposal of oil and gas properties. The proceeds on sale are credited against the capitalized costs. If, however, crediting the proceeds to capitalized costs results in a significant change in the depletion and depreciation rate, the gain or loss is included in income.

 (g)  Investment in IPC International Power Corporation

      The Company has recorded its investment in IPC International Power Corporation at cost.

 (h)  Investment in Yemen project:

      The Company has recorded its investment in the Yemen project at cost and has capitalized costs specifically identifiable to the project. In the event of the abandonment of the project, the costs capitalized will be written off to operations. The amounts shown represent costs incurred to date, and do not necessarily reflect present or future values.

TRANSGLOBE ENERGY CORPORATION
(FORMERLY DUSTY MAC OIL & GAS LTD.)
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars unless otherwise noted)
Three years ended September 30, 1996, 1995 and 1994

================================================================================

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

 (i)  Foreign currency translation:

      The Company has adopted the United States dollar as its functional currency (Note 2). The Company and its subsidiary are considered to be integrated operations and the accounts are translated using the temporal method. Under this method, monetary assets and liabilities are translated at the rates of exchange in effect at the balance sheet date; non-monetary assets at historical rates and revenue and expense items at the average rates for the period other than depletion and depreciation which are translated at the same rates of exchange as the related assets. The net effect of the foreign currency translation is included in current operations.

2.  CHANGE IN FUNCTIONAL CURRENCY:

    The consolidated financial statements of the Company have historically been expressed in Canadian ("Cdn") dollars. As a result of a significant portion of expenses and assets being denominated in United States ("U.S.") dollars, the U.S. dollar has become the principal currency of the Company's business. Accordingly, the U.S. dollar has been adopted as the functional currency for the consolidated financial statements of the Company effective September 30, 1996. The prior years financial statements have been changed to reflect the U.S. dollar as the functional currency.

3.  INVESTMENT IN IPC INTERNATIONAL POWER CORPORATION:

    The Company owns 750,000 shares, which the Company believes to represent a 15% equity interest in IPC International Power Corporation, a private British Columbia corporation having a 60% equity interest in British Columbia Hydro International Power Development Corporation The remaining 40% equity is held by a wholly-owned subsidiary of British Columbia Hydro and Power Authority. A director of the Company, and relatives of a second director of the Company, also own equity interests in IPC International Power Corporation.

TRANSGLOBE ENERGY CORPORATION
(FORMERLY DUSTY MAC OIL & GAS LTD.)

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars unless otherwise noted)
Three years ended September 30, 1996, 1995 and 1994

================================================================================


4.  MINERAL PROPERTIES:

    ============================================================================
                                                Barstow   Okanagan
                                               Property      Falls       Total
    ----------------------------------------------------------------------------
    Balance, September 30, 1994            $  1,669,514 $ 276,830  $  1,946,344
    Advance royalty payments                     10,000         -        10,000
    Exploration costs                             1,937     2,115         4,052
    ----------------------------------------------------------------------------
    Balance, September 30, 1995               1,681,451   278,945     1,960,396
    Advance royalty payments                     20,000         -        20,000
    Exploration cost                              2,775       295         3,070
    Write-down of mineral properties                  -  (279,240)     (279,240)

    ----------------------------------------------------------------------------
    Balance, September 30, 1996            $  1,704,226$        -   $  1,704,226
    ============================================================================


    Barstow property

    The Company has acquired a group of mining claims in San Bernadino County, California, U.S.A.

    The Company is making annual advance royalty payments of $10,000 U.S. per year increasing to $20,000 U.S. per year in 1996.

    Okanagan Falls:

    The Company had a number of mineral claims in the Osoyoos Mining Division of British Columbia. In 1996, the Company allowed the lease on the claims to expire. The costs capitalized were written off to operations.

5.  OIL AND GAS PROPERTIES:

   ==================================================================
                                                  1996           1995
   ------------------------------------------------------------------

      Proved, explored and impaired
       properties:
         Acquisition and lease costs      $  3,036,654   $    464,122
         Exploration and drilling costs      5,398,033      2,262,058
         Well equipment                        885,027        481,409
         Less depletion, depreciation
           and write-downs                  (1,498,523)      (990,657)
   ------------------------------------------------------------------
                                             7,821,191      2,216,932
      Unproved properties:
         Acquisition and lease costs         2,270,648      2,522,064
         Exploration and drilling costs        608,373      2,215,171
         Well equipment                         71,271        281,765
   ------------------------------------------------------------------
                                             2,950,292      5,019,000

   ------------------------------------------------------------------
                                           $10,771,483  $  7,235,932
   ==================================================================

TRANSGLOBE ENERGY CORPORATION
(FORMERLY DUSTY MAC OIL & GAS LTD.)

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars unless otherwise noted)
Three years ended September 30, 1996, 1995 and 1994

================================================================================

5.  OIL AND GAS PROPERTIES (CONTINUED):

    Substantially all oil and gas activities are conducted jointly with others and accordingly the accounts reflect only the Company's proportionate interest in such activities. The Company is committed to paying its share of the exploration costs pursuant to the various joint venture agreements it has entered. Failure to fulfill the commitments stipulated under the terms of an agreement would result in the forfeiture of the Company's interest in the property.

6.  INVESTMENT IN YEMEN PROJECT:

    The Company is negotiating for the acquisition of an oil and gas concession in the Republic of Yemen. The Company has presented a formal offer to the Ministry of Oil and Mineral Resources of the Government of Yemen, in relation to a proposed Production Sharing Agreement.

7.  LOAN PAYABLE:

    ============================================================================
                                                          1996             1995
    ----------------------------------------------------------------------------
    Loan, Mississippi lease acquisition, payable in
      three equal instalments annually of $20,126
      plus interest at 10% per annum                 $  40,251       $  100,396

    Less current portion                               (40,251)         (60,145)

    ----------------------------------------------------------------------------
                                                     $      --       $   40,251
    ============================================================================

TRANSGLOBE ENERGY CORPORATION
(FORMERLY DUSTY MAC OIL & GAS LTD.)

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars unless otherwise noted)
Three years ended September 30, 1996, 1995 and 1994
================================================================================

8.  SHARE CAPITAL:

    (a) Authorized:

        The authorized capital is 100,000,000 shares with no par value.

    (b) Issued:

        ========================================================================
                                                     Number of            Share
                                                        shares          capital
        ------------------------------------------------------------------------
        Balance, September 30, 1993                  4,732,427        6,825,872

        Shares issued:
           For cash (net of financing costs
           in the amount of $416,769)                1,509,771        4,824,004
        ------------------------------------------------------------------------
        Balance, September 30, 1994                  6,242,198       11,649,876

        Shares issued:
           For cash                                    914,100        2,074,398

        ------------------------------------------------------------------------
        Balance, September 30, 1995                  7,156,298       13,724,274

        Shares issued:
           For cash (net of financing costs
             in the amount of $170,058)              1,683,058        4,697,816
           For oil and gas property                     50,000          139,500
           For services                                  7,000           20,056

        ------------------------------------------------------------------------
        Balance, September 30, 1996                  8,896,356    $  18,581,646
        ========================================================================

    (c) Escrow shares:

        As at September 30, 1995, 187,500 of the issued shares were held subject to an escrow agreement. During the year ended September 30, 1996 these shares were released from escrow.

    (d) Share purchase options:

        The following share purchase options were outstanding at September 30, 1996:

        ========================================================================
                                  Number of       Option              Expiry
                                   Shares      Price (Cdn $)          Date
        ------------------------------------------------------------------------
        Directors and officers    70,000           $2.70          June 22, 1997

        Directors                 85,000           $3.75       January 16, 1998
        Employees                 98,000           $3.75       January 16, 1998
        Advisory board members    15,000           $3.75       January 16, 1998

        Directors                 53,100           $3.75       January 16, 1999

        ------------------------------------------------------------------------
                                 321,100
        ========================================================================

TRANSGLOBE ENERGY CORPORATION
(FORMERLY DUSTY MAC OIL & GAS LTD.)

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars unless otherwise noted)
Three years ended September 30, 1996, 1995 and 1994
================================================================================

8.  SHARE CAPITAL (CONTINUED):

    (e) Share purchase warrants:

        The following share purchase warrants were outstanding at September 30, 1996:

       =========================================================================
                        Number of          Warrant        Effective
                        Shares          Price (Cdn $)     Dates
       -------------------------------------------------------------------------
        Warrants         75,000           $4.00           Up to July 11, 1997

        Warrants          1,531           $6.00           Up to October 20,
                                                          1997

        Warrants        158,227           $3.61           Up to January 25, 1997
                                          $4.15           Between January 26,
                                                          1997 and January 25,
                                                          1998

        Warrants        100,000           $3.21           Up to January 31, 1997
                                          $3.69           Between January 31,
                                                          1997 and January 31,
                                                          1998

        Warrants        200,000           $4.00 (U.S)     Up to April 1, 1997
        ------------------------------------------------------------------------
                        534,758
        ========================================================================

9.  INCOME TAXES:

    The Company has available approximately $3,600,000 in loss carry forwards and approximately $5,000,000 in Canadian and foreign exploration and development expenses for income tax purposes to reduce future years' taxable income in Canada. The losses expire between 2000 and 2003. The Company also has income tax losses of approximately $2,500,000 available to reduce future income taxes payable in the United States expiring between 2007 and 2011.

TRANSGLOBE ENERGY CORPORATION
(FORMERLY DUSTY MAC OIL & GAS LTD.)

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars unless otherwise noted)
Three years ended September 30, 1996, 1995 and 1994
================================================================================

10.  RELATED PARTY TRANSACTIONS:

    The following fees were paid or accrued to directors and officers of the Company.

    ============================================================================
                                               1996          1995          1994
    ----------------------------------------------------------------------------
    Consulting fees, rent, and
      secretarial services to
      companies controlled
      by directors                       $   14,986   $    38,171      $  38,949
                                            =======        ======         ======

    Legal fees to a law firm, of which
      a director is a principal          $       --   $    88,808      $  55,268
                                            =======        ======         ======

    Management fees to directors and
      a former director                  $  114,290   $    50,313      $  23,433
                                            =======        ======         ======

    Consulting fees to directors,
      officers, a company controlled
      by a director, and a former
      officer                            $  100,753   $    80,079      $  13,285
                                            =======        ======         ======

    Wages to an officer                  $   31,890   $        --      $      --
                                            =======        ======         ======


    Included in accounts receivable are the following amounts due from related parties:

      (a) $122,680 (1995 - $143,675); due from Ultra Petroleum Corporation ("Ultra"). The Company's Chairman, who is also a director, is a director of Ultra. The Company and Ultra are co-venturers in a number of oil and gas properties, of which the Company is the operator.

      (b) $ (Nil) (1995 - $18,766); due from Double Arrow Oil & Gas Ltd. ("Double Arrow"). The Chairman, who is also a director, and a former officer of the Company are directors of Double Arrow. The Company and Double Arrow are co-venturers in a number of oil and gas properties.

      (c) $65,104 (1995 - $Nil); due from three directors of the Company. The Company and these directors are co-venturers in an oil and gas property.

    Included in accounts payable are the following amounts due to related parties:

      (a) $4,717 (1995 - $12,611); due to directors, officers and a company controlled by a director for consulting fees.

      (b) $Nil (1995 - $41,889); due to directors for management fees.

TRANSGLOBE ENERGY CORPORATION
(FORMERLY DUSTY MAC OIL & GAS LTD.)

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars unless otherwise noted)
Three years ended September 30, 1996, 1995 and 1994
================================================================================

11. DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES:

    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian basis) which differ in certain respects from those principles and practices that the Company would have followed had its consolidated financial statements been prepared in accordance with accounting principles and practices generally accepted in the United States (U.S. basis).

    Had the Company followed the U.S. basis, the oil and gas properties section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

    ============================================================================
                                                    September 30
                                           1996                     1995
    ----------------------------------------------------------------------------
                                Canadian         U.S.      Canadian        U.S.
                                   basis        basis         basis       basis

    Oil and gas properties      10,771,483    9,678,149    7,235,932   6,289,719
    ============================================================================


    Had the Company followed the U.S. basis, the shareholders' equity section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

    ============================================================================
                                                    September 30
                                           1996                     1995
    ----------------------------------------------------------------------------
                                Canadian         U.S.      Canadian       U.S.
                                   basis        basis         basis      basis

    Shareholders' equity
       Share capital        $ 18,581,646 $ 19,414,979  $ 13,724,274 $14,557,607
       Exchange gain
        (Note 11(d))                   -       (3,939)            -       8,948
       Deficit                (4,635,898)  (6,558,626)   (3,865,802  (5,654,297)
    ----------------------------------------------------------------------------

                            $ 13,945,748  $12,852,414  $  9,858,472 $ 8,912,258
    ============================================================================

TRANSGLOBE ENERGY CORPORATION
(FORMERLY DUSTY MAC OIL & GAS LTD.)

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars unless otherwise noted)
Three years ended September 30, 1996, 1995 and 1994
================================================================================


11. DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES (CONTINUED):

    Had the Company followed the U.S. basis, the statement of operations contained within the consolidated financial statements would have been reported as follows:

    ============================================================================
                                           1996           1995             1994
    ----------------------------------------------------------------------------

    Loss for year under
      Canadian basis                $  (770,096)  $   (797,743)   $    (898,249)
    Effect of ceiling test
      discounting (Note 11b)           (147,120)      (658,207)        (288,007)
    Effect of elimination of
      foreign exchange (gain)
      loss (Note 11(d))                  12,887         (2,934)          (6,014)
    Effect of charge to income of
      share escrow release
      (Note 11(c))                           --       (833,333)              --

    ----------------------------------------------------------------------------
    Loss for year under U.S. basis  $  (904,329) $  (2,292,217)  $   (1,192,270)
    ============================================================================

    Loss per share under
      Canadian basis                $     (0.10) $       (0.12)  $        (0.16)
                                      ==========     =========        ==========
    Loss per share under
      U.S. basis                    $     (0.11) $       (0.34)  $        (0.21)
                                      ==========     =========        ==========

    (a) Accounting for income taxes:

        Under the asset and liability method of Statement of Financial Standards No. 109 ("SFAS 109"), deferred income tax assets and liabilities are measured using enacted tax rates for the future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. There is no effect of applying the provision of SFAS 109 on the Company's financial statements as the recognition criteria for deferred tax assets has not been met.

    (b) Oil and gas properties:

        Under SEC regulations, the future net revenue as calculated for the ceiling test exclude future overhead costs and must be discounted at 10%. This is not required under Canadian generally accepted accounting principles. The effect of applying this provision to the Company's financial statements, would increase the loss from operations for the years ended September 30, 1996, 1995 and 1994 by $147,120, $658,207, and
        $288,007 respectively, and decrease oil and gas properties by the same amount.

TRANSGLOBE ENERGY CORPORATION
(FORMERLY DUSTY MAC OIL & GAS LTD.)

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars unless otherwise noted)
Three years ended September 30, 1996, 1995 and 1994
================================================================================

11. DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES (CONTINUED):

    (c) Escrow shares:

        For U.S. GAAP purposes, escrowed shares would be considered a separate compensatory arrangement between the Company and the holder of the shares. Accordingly, the fair market value of shares at the time the shares are released from escrow will be recognized as a charge to income in that year. On August 24, 1995, 187,500 escrow shares were released. The effect of applying this provision to the Company's financial statements would increase the loss from operations for the year ended September 30, 1995 by $833,333 and increase share capital by the same amount.

    (d) Translation of foreign currency:

        U.S. GAAP requires all balance sheet items to be translated at current exchange rates and revenue and expense transactions to be translated at the weighted average exchange rates for the period. For U.S. GAAP purposes, foreign currency adjustments resulting from the translation of assets and liabilities of subsidiaries with a functional currency other than the U.S. dollar are excluded from net income and reported as a separate component of shareholders' equity.

        The Company has included exchange gains (losses) arising from using the temporal method as described in Note 1 in net income for the years ended September 30, 1996, 1995 and 1994. If the consolidated statements of operations and balance sheet had been prepared in accordance with U.S. GAAP, the exchange gains (losses) for the years ended September 30, 1996, 1995 and 1994 of $(3,939), $8,948 and $6,014 respectively, would have not been reflected in net income, but reported as a separate component of shareholders' equity.

TRANSGLOBE ENERGY CORPORATION
(FORMERLY DUSTY MAC OIL & GAS LTD.)

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars unless otherwise noted)
Three years ended September 30, 1996, 1995 and 1994
================================================================================

12. SUBSEQUENT EVENTS:

    Subsequent to September 30, 1996 the following transactions occurred:

    (a) The Company issued $4,072,219 of zero coupon convertible debentures. These debentures have a term of five years and are convertible, at the option of the holder, into common shares of the Company. Of these debentures, $2,500,553 have now been converted into common shares. The Company issued 2,721,771 common shares at an average price of $0.92 per share pursuant to these conversions.

    (b) The Company granted director, officer and employee stock options in the aggregate amount of 610,000 common shares exercisable at a price of $2.25 (Cdn) per share.

13. RECLASSIFICATION:

    Certain of the prior year's figures have been reclassified to conform to the presentation adopted in the current year.

TRANSGLOBE ENERGY CORPORATION
(FORMERLY DUSTY MAC OIL & GAS LTD.)
Schedule of General Administrative Expenses

================================================================================
                                                   Year ended September 30
                                               1996          1995          1994
--------------------------------------------------------------------------------
Consulting                              $    67,708   $    52,137   $    99,966
Depreciation                                  5,506         2,651            --
Filing fees                                  42,852        38,884        10,156
Interest and bank charges                     7,779        12,528         2,033
Office                                       95,812       104,859       141,478
Professional fees                            91,424       114,282       112,947
Promotion and advertising                    69,752        96,821        52,094
Public relations                             30,000            --        49,264
Rent and secretarial services                40,421        41,389        29,332
Transfer fees                                14,579         8,211        12,857
Travel                                       86,916       194,536       200,414
Wages, management fees
  and benefits                              286,101       121,859        73,887

--------------------------------------------------------------------------------
                                         $  838,850    $  788,157    $  784,428
================================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TransGlobe Energy Corporation

Dated: January 13, 1997      by: /s/ ROSS G. CLARKSON
                                 --------------------------------
                                 Ross G. Clarkson
                                 President and Chief Executive Officer

Pursuant to the requirements Of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  Signature                  Title                                  Date

  /s/ ROSS G. CLARKSON       President and Chief Executive    January 13, 1997
  ------------------------   Officer and Director
  Ross G. Clarkson


  /s/ GEORGE H. LAYCRAFT     Chairman of the Board            January 13, 1997
  ------------------------
  George H. Laycraft

  /s/ ERWIN NOYES            Vice President Operations        January 13, 1997
  ------------------------   and Director
  Erwin Noyes

  /s/ JOHN LUCKEN            Director                         January 13, 1997
  ------------------------
  John Lucken


  /s/ RICHARD L. COLGON      Director                         January 13, 1997
  ------------------------
  Richard L. Colgon