Form 10KSB/A
period 1996-09-30
TRANSGLOBE ENERGY CORP
filed 1997-01-29
CIK 736744

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 FORM 10-KSB/A

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

Item 8

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Part III

                                    PART III

All dollar figures used in this Part III are expressed in U.S. dollars unless otherwise noted, with conversion of Canadian dollars at a rate of 1.36495

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


Name, Age                 Position                 Term
---------                 --------                 ----

Richard L. Coglon, 37     Director                 01/10/94 to present

                          President, CEO           08 / 31 / 95 - 11 / 08 /96(1)

                          Corporate Secretary,     01/10 / 94 - 08 / 31 / 95
                          Legal Counsel

Dr. G. H. Laycraft, 74    Chairman of the Board    08 / 31 / 96 to present

                          President                1992 - 08 / 31 / 95

John Lucken, 57           Board Member             06 /13/95 to present

Erwin Noyes, 58           Board Member             10 / 11 / 95 to present

Ross  G. Clarkson, 43(1)  Board Member             10 / 11 / 95 to present

----------
(1)On November 8, 1996, Mr. Noyes replaced Mr. Coglon as the Company's President and CEO. On December 4, 1996, Mr. Clarkson became the Company's President and CEO.
----------

Directors serve for an unlimited term, subject to re-election by the shareholders annually.

Mr. Coglon is an attorney who has practiced securities law in Vancouver, British Columbia during the past five years.

Dr. Laycraft is a retired medical doctor and has served as the Company's President for more than 15 years. Dr. Laycraft also serves on the Board of Directors of Ultra Petroleum, RIS Resources and Arrowhead Minerals, all public companies listed on the Vancouver Stock Exchange.

Mr. Lucken is a petroleum geologist and has operated as an independent consulting geologist for 22 years.

Mr. Noyes is retired, and previously acted as General Manager in Yemen for Canadian Occidental Petroleum. Mr. Noyes has a petroleum engineering background.

Mr. Clarkson is a geologist and has worked as an exploration geologist and manager for Petro-Canada since 1988.

Compliance With Section 16(a) of the Exchange Act.

On December 29, 1996, the Company filed a report on Form 12b-25 disclosing that as of at least September 30, 1996, the Company was no longer a "foreign private issuer" as defined in Rule 3b-4. Present management is in the process of determining the period of time during which the Company was not deemed a foreign private issuer. Pursuant to Rule 3a12-3(b), securities registered by foreign private issuers are exempt from certain proxy and insider reporting requirements, including those utilizing Forms 3, 4, and

5 under Section 16(a) of the Securities Exchange act; the Company has never received any Form 3, 4 or 5 filings by persons subject to Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation
------------------------------------------------------------------------------------------------
                                                                   Stock Options
     Position                    Year    Salary      All Other     Granted
------------------------------------------------------------------------------------------------
R. G. Clarkson
      Director/Consultant         1996     $7,327      $11,726(5)     50,000

      Consultant                  1995     $0.00       $12,771(5)     19,000 (canceled)

R. L. Coglon
      President, CEO, Director    1996     $87,915     $23,261(1)     300,000
                                                       $ 2,788(4)

      Secretary/Counsel, Director 1995     $14,541     $88,808(2)     150,000
      President from August 1,    1995                 $ 2,181(1)     205,000 (168,600 canceled)
                                                                      150,000 (canceled)

      Secretary/Counsel, Director 1994     $0.00       $55,268(2)

G. H. Laycraft
         Chairman, Director       1996     $26,375     $ 4,762(3)      75,000

         President, Director      1995     $19,631     $35,990(3)     150,000 (50,000 canceled)

         President, Director      1994     $13,285     $38,949(3)

J.E. Lucken
         Director/Consultant      1996     $0.00       $32,000(5)

         Director/Consultant      1995     $0.00       $18,000(5)     40,000

E. L. Noyes
         Director/Consultant      1996     $6,350      $43,632(5)     50,000 (42,500 canceled)
         Vice President Operations

         Consultant               1995     $12,270     $0.00          23,000 (canceled)

(1) Rent and secretarial services to a company controlled by R. L. Coglon.
(2) Legal fees to Richard L. Coglon Law Corporation, a law firm controlled by R.L. Coglon.
(3) Consulting fees, rent and secretarial services to a company controlled by G.H. Laycraft.
(4) Parking and club membership fees
(5) Geological consulting fees

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                               (Individual Grants)
---------------------------------------------------------------------------------------------------
                  Number of Securities      Percent of Total           Exercise         Expiration
Name              Underlying Options        Options Granted   to        Price           Date
                  Granted                   Employees
---------------------------------------------------------------------------------------------------
R. G. Clarkson    50,000                    7%                         $2.75            01/16/98

R. L. Coglon      300,000                   46%                        $2.75            01/16/99

G. H. Laycraft    75,000                    11%                        $2.75            01/16/99

E. L. Noyes       50,000                    7%                         $2.75            01/16/98


    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                              Number of
                                              Unexercised      Value of
                   Shares                     Securities       Unexercised
                   Acquired                   Underlying       In-The-Money
                   On           Value         Options At FYE-  Options At FYE-
Name               Exercise     Realized      All Exercisable  All Exercisable
--------------------------------------------------------------------------------
R. G. Clarkson       7,500       $ 11,250     42,500            $   0.00

R. L. Coglon       323,100       $319,380     13,100            $   0.00

G. H. Laycraft      45,000       $ 31,213     40,000            $   0.00

E. L. Noyes          7,500       $ 11,250     42,500            $   0.00

Compensation of Directors

There are no standard arrangements to which directors of the Company are compensated for any services provided to the Company.

Employment Contracts and Termination of Employment, and Change in Control Arrangements

R.L. Coglon acted as President and CEO from August 1995 to November 1996 under an employment contract. The contract stipulated a payment of $10,000 Canadian per month in return for a part time commitment of 20 hours per week. This contract was terminated on November 8, 1996.

R.G. Clarkson was appointed as President and CEO on December 4, 1996 and signed an employment contract with the Company. Mr. Clarkson's contract stipulates a payment of $10,000 Canadian per month (approximately $9,000 USD) in return for a full time commitment to the Company.

E.L. Noyes was appointed Vice President of Operations on December 4, 1996 and signed an employment contract with the Company. Mr. Noyes' contract stipulates a payment of $5,000 Canadian per month (approximately (3,750 USD) in return for a part time commitment to the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT

The following table sets forth the number of Common Shares beneficially owned by each Director and Officer and by all Directors and Officers as a group as of January 27, 1996.

--------------------------------------------------------------------------------
           Name And                           Amount And
 Title Of  Address Of                         Nature Of           Percent Of
 Class     Beneficial                         Beneficial          Class
           Owner                              Owner
--------------------------------------------------------------------------------
Common     R.G. Clarkson                       3,170(1)           0.02%

           2226 - 246 Stewart Green S.W
           Calgary, AB  T3H 3C8

Common     R.L. Coglon                         30,000(2)          0.2
           2360 Queens Avenue
           West Vancouver, BC  V7V 2Y6

Common     G.H. Laycraft                       507,305(3)         3.8%
           1403 - 2075 Comox Street
           Vancouver, BC  V6G 1S2

Common     E.L. Noyes                          0                  0%
           1911 Meadowbank Road
           Saanichton, BC  V8M 1X9

Common     J.E. Lucken                         18,000             0.1%
           12404 East Vassar Drive
           Aurora, CO 80014

           All Directors and Officers
           as a Group                          558,475            4.12%

----------
(1) R.G. Clarkson also holds 2,770 warrants, giving him the right to purchase 2,770 common shares at a price of $4.15 CDN, expiring on January 25, 1998.
(2) R.L. Coglon also holds 25,000 warrants, giving him the right to purchase 25,000 common shares at a price of $4.00 CDN, expiring on July 11, 1997.
(3) G.H. Laycraft also holds 202,687 warrants, giving him the right to purchase 202,687 common shares at a price of $4.15 CDN, expiring on January 25, 1998 and 50,000 common shares at a price of $4.00, expiring on July 11, 1997.
----------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Geosphere Resources Ltd. is a company controlled by R.G. Clarkson. In 1995 and 1996 the Company paid $24,497 to Geosphere Resources Ltd. for consulting fees.

Richard L. Coglon Law Corporation is a law firm controlled by R.L. Coglon. In 1994, and 1995 the Company paid $144,076 to the law firm for legal fees. In 1995 and 1996 the Company paid $25,442 to the law firm for rent and secretarial services.

Amadeus Consultants Ltd. is a company controlled by G.H. Laycraft. In 1994, 1995 and 1996, the Company paid $79,701 for consulting fees, rent and secretarial services.

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