Form 10KSB/A
period 1996-09-30
TRANSGLOBE ENERGY CORP
filed 1997-02-18
CIK 736744

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                FORM 10-KSB/A-2


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


Item 3

Legal Proceedings


Mr. Richard Coglon was employed as the President and Chief Executive Officer of the Company from August, 1995 to November, 1996. Mr. Coglon's employment was ended on November 8, 1996, and the Company took the position that the termination was for cause.

On February 10, 1997, the Company was served with a lawsuit issued by Mr. Coglon in the Supreme Court of British Columbia. He claims an unquantified amount of damages for wrongful termination, breach of contract and breach of privacy. Mr. Coglon also seeks certain equitable relief, including replacement of his exercised stock options.

The Company has not yet filed a Statement of Defence, but its lawyers will be doing so in the near future. The Company considers Mr. Coglon's claims to be entirely without merit, and intends to defend against them. The Company is also considering advancing counterclaims against Mr. Coglon.



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

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Name, Age                          Position                            Term
         ---------                          --------                            ----
         Richard L. Coglon, 37              Board Member                        10/20/93 to present (2)
                                            President, CEO (1)                  07/19/95 - 11/08/96
                                            Corporate Secretary,                12/11/92 - 11/08/96
                                            Legal Counsel to the Company        1992 to 07/19/95

         Dr. George H. Laycraft, 74         Chairman of the Board               07/19/95 to present
                                            President                           01/21/91 - 07/19/95
                                            Board Member                        03/28/71 to present

         John Lucken, 57                    Board Member                        06/13/95 to present

         Erwin Noyes, 58                    Board Member (1)                    10/11/95 to present

         Ross  G. Clarkson, 43              Board Member (1)                    10/11/95 to present

----------

(1) On November 8, 1996, Mr. Noyes replaced Mr. Coglon as the Company's acting President and was also appointed Vice- President, Operations. On December 4, 1996, Mr. Clarkson became the Company's President and CEO and Mr. Noyes was appointed Corporate Secretary in addition to his position as Vice-President, Operations.

(2) Mr. Coglon served as a director for the term noted except for the periods 01/10/94 to 03/31/94 and 09/13/94 to 10/31/94.

----------

Directors serve for a term of one year, but are eligible for re-election annually by the shareholders.

Mr. Coglon is an attorney who has practised securities law in Vancouver, British Columbia during the past five years.

Dr. Laycraft is a retired medical doctor and has served as a director and senior officer of the Company for the past 25 years, as Vice-President until January 21, 1991 when he was appointed President and CEO, which position he served in until July 19, 1995 when he was appointed to his current position as Chairman of the Company. Dr. Laycraft also serves on the Board of Directors of Ultra Petroleum Corp., RIS Resources International Corp. and Arrowhead Minerals Ltd., all public companies listed on the Vancouver Stock Exchange and joint venture partners with the Company in a number of oil and gas properties.

Mr. Lucken is a petroleum geologist and serves as Project Manager of the Company's U.S. Operation. He has operated as an independent consulting geologist for 22 years in the oil and gas industry throughout the Rocky Mountains and the Gulf Coast of Texas.

Mr. Noyes is retired with a petroleum engineering background, and previously acted as General Manager in Yemen for Canadian Occidental Petroleum. Mr. Noyes was appointed Vice-President, Operations on November 8, 1996 and Corporate Secretary of the Company on December 4, 1996.

Mr. Clarkson is a geologist and has worked as an exploration geologist and manager for PetroCanada from 1988 until December 4, 1996, when he was appointed President and Chief Executive Officer of the Company.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets out all compensation awarded to, earned by or paid by the Company for each of its three most recently completed financial years to the executive officers and directors of the Company who were in such positions during the last completed financial year ("Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                       Annual Compensation       Long Term Compensation (7)
                                                                --------------------------------------------------------------
      Name             Position with Company          Year
                                                                     Salary           Other      Securities Under Options
------------------------------------------------------------------------------------------------------------------------------
    RICHARD         President & CEO, Director (1)     1996          $ 87,915        $23,261 (2)  300,000
     COGLON                                                                           2,788 (5)

                     President from Aug. 1/95         1995          $ 14,541          2,181 (2)  150,000
                        Secretary, Director                                         $88,808 (3)  205,000 (168,600 cancelled)
                                                                                                 150,000 (cancelled)

                    Secretary/Counsel, Director       1994            $ 0.00        $55,268 (3)  Nil
------------------------------------------------------------------------------------------------------------------------------
     GEORGE             Chairman, Director            1996          $ 26,375        $ 4,762 (4)  75,000 (8)
    LAYCRAFT
                        President, Director           1995          $ 19,631        $35,990 (4)  150,000 (8)

                        President, Director           1994          $ 13,285        $38,949 (4)  Nil
------------------------------------------------------------------------------------------------------------------------------

                                                                    Annual Compensation          Long Term Compensation (7)
                                                  ---------------------------------------------------------------------------
      Name             Position with Company          Year
                                                                      Salary          Other      Securities Under Options
-----------------------------------------------------------------------------------------------------------------------------
      ROSS            Director, Consultant (1)        1996            $ 0.00       $ 11,726 (6)  50,000 (8)
    CLARKSON

                            Consultant                1995            $ 0.00       $ 12,771 (6)  19,000 (cancelled)
-----------------------------------------------------------------------------------------------------------------------------
      JOHN             Director, Consultant           1996            $ 0.00       $ 32,000 (6)  Nil
     LUCKEN

                       Director, Consultant           1995            $ 0.00       $ 18,000 (6)  40,000
-----------------------------------------------------------------------------------------------------------------------------
     ERWIN            Director, Consultant (1)        1996            $ 0.00       $ 43,632 (6)  50,000 (8)
     NOYES

                            Consultant                1995            $ 0.00       $ 12,270 (6)  23,000 (cancelled)
-----------------------------------------------------------------------------------------------------------------------------

    (1)  Refer to note 1 to the table under item 9 hereof.

    (2)  Rent and secretarial services to a company controlled by Mr. Coglon.

    (3) Legal fees to Richard L. Coglon Law Corporation, a law firm controlled by Mr. Coglon.

    (4) Consulting fees, rent and secretarial services paid to a company controlled by Dr. Laycraft.

    (5)  Parking and club membership fees

    (6)  Consulting fees

    (7) There are no outstanding restricted shares or units and the Company does not have a long term incentive plan, pension plan or other compensatory plan for its executive officers.

    (8) Subsequent to the Company's last completed financial year, the balance of these options were cancelled and replaced with new options (refer to "Report on Repricing of Options" herein).

Incentive Stock Options and SARs

The Company does not have a formalized stock option plan but has granted incentive stock options to its senior officers, directors, employees and others, pursuant to applicable securities laws and the policies of the Vancouver Stock Exchange (refer also to "Report on Repricing of Options" herein).

The Company has not granted, and does not intend to grant, stock appreciations rights (SARs) representing rights to receive a payment in cash or an issue or transfer of securities of the Company based wholly or in part on changes in the trading prices thereon.

The following tables set out particulars concerning incentive stock option grants and exercises to or by the Named Executive Officers during the last completed financial year and the fiscal year-end value of unexercised options.

         OPTION GRANTS DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR

                                                       % of Total Options
                                Shares Under        Granted to Employees in       Exercise Price
           Name               Options Granted            Financial Year            ($/Security)       Expiration Date
           ----               ---------------            --------------            ------------       ---------------
      Richard Coglon             300,000 (1)                  46%                     $2.75               01-16-99
      George Laycraft             75,000                      11%                     $2.75               01-16-99
       Ross Clarkson              50,000 (1)                   7%                     $2.75               01-16-98
        Erwin Noyes               50,000 (1)                   7%                     $2.75               01-16-98

    (1) These options replaced existing options (see "Report on Repricing of Options" herein)

         AGGREGATED OPTION EXERCISES DURING THE MOST RECENTLY COMPLETED
               FINANCIAL YEAR AND FINANCIAL YEAR-END OPTION VALUES

                                                                         Shares Underlying        Value of Unexercised
                            Shares Acquired        Aggregate Value      Unexercised Options          In- the-Money
         Name               on Exercise (#)         Realized ($)           at FY-End (#)          Options at FY-End (2)
         ----               ---------------         ------------           -------------          ---------------------
Richard Coglon                   348,300              $319,380               13,100                     $  0.00
George Laycraft                   55,000              $ 31,213               90,000 (1)                 $ 1,500
Ross Clarkson                      7,500              $ 11,250               42,500 (1)                 $  0.00
Erwin Noyes                        7,500              $ 11,250               42,500 (1)                 $  0.00

    (1) Subsequent to year-end, these options were replaced with new options (see "Report on Repricing of Options").

    (2) Based on the closing price of the Company's shares as traded on NASDAQ on September 30, 1996.

Report on Repricing of Options

At last year's annual general meeting, the shareholders authorized the directors to grant incentive options to directors, senior officers and employees of the Company to purchase shares of the Company for such periods, in such amounts and at such prices, in their absolute discretion, may determine and to amend any existing options granted by the Company to insiders, all in accordance with the policies of the Vancouver Stock Exchange ("Exchange").

On January 16, 1996 the Company granted incentive options for the purchase of an aggregate of 648,500 shares at an exercise price of Cdn.$3.75 per share (the "January Options") to directors, senior officers and employees of the Company and to other persons providing consulting services to the Company. The exercise price was determined by the Board of Directors in accordance with the policies of the Exchange based on the average closing price of the Company's shares as traded on the Exchange immediately preceding the day on which the options were granted and publicly announced ("Exchange Trading Price"). The Named Executive Officers received a total of 475,000 of these options (see below). The January Options replaced all outstanding incentive options in excess of an exercise price of Cdn.$2.70 per share, including options held by Ross Clarkson for 19,000 shares and Erwin Noyes for 23,000 shares, both at an exercise price of Cdn.$5.75 per share and options held by Richard Coglon for 168,600 shares at exercise prices of Cdn.$5.71 and Cdn.$6.11 per share.

Subsequent to the Company's last completed financial year, the balance of the January Options held by the Named Executive Officers (except Richard Coglon) and employees of the Company, were subsequently cancelled and the directors approved the granting of replacement options for the purchase of up to an aggregate of 610,000 shares to the Named Executive Officers (except Richard Coglon) and employees at an exercise price of Cdn.$2.25 per share ("New Options"). The Named Executive Officers received a total of 540,000 of the New Options (see below). The exercise price of the New Options is based on the Exchange Trading Price and the New Options were accepted by the Exchange prior to the Company delisting its shares from the Exchange on February 3, 1997.

The New Options replace all outstanding options (including the January Options) held by the Named Executive Officers of the Company, except an option held by John Lucken for the purchase of 20,000 shares at an exercise price of Cdn.$2.70 per share, expiring June 22, 1997 and the balance of an option held by Richard Coglon for 13,100 shares at an exercise price of Cdn.$3.75 per share, expiring January 16, 1999.

In January, 1996, the market price of the Company's shares had dropped considerably in relation to the exercise price of outstanding options previously granted to directors, senior offices, employees and other persons performing consulting services for the Company on an ongoing basis. The directors decided that it was in the best interests of the Company to ensure the stock options represented an incentive to all optionees. Therefore all outstanding options (except those at an exercise price of Cdn.$2.70 per share) were cancelled and new options granted at Cdn.$3.75 per share, being the then-market price of the Company's shares as traded on the Exchange and the number of stock options issued to certain directors increased in consideration of their increased activities on behalf of the Company.

On December 4, 1996, after the directors had terminated Mr. Coglon's employment (as discussed above), the directors decided that it was in the best interests of the Company to ensure that the other directors and new senior officers had incentive stock options. Their efforts would have a material effect on the Company's performance. The existing options were priced far above the market price of the Company's common shares, so such options would be little or no incentive. Therefore their existing options were cancelled and new options granted at the then-market price of the Company's shares as traded on the Exchange (which is above the current market price) to provide an incentive for the optionees to work hard for the Company to create shareholder value. Also additional options were granted to the new senior officers in accordance with the terms of their employment contracts proportionate with their increased responsibilities.

The January Options and New Options held by the Named Executive Officers are set out below. Under the terms of the Company's stock option agreements representing the New Options, shareholder approval (by ordinary resolution) is required prior to the exercise of the New Options held by the Named Executive Officers and the Board of Directors will be seeking such approval at the Company's annual general meeting scheduled to be held on March 21, 1997.

                                          No. of Shares Under            No. of Shares Under
                                      January Options @ Cdn.$3.75           New Options @             Expiry Date
Named Executive Officer                  Per Share (cancelled)           Cdn.$2.25 Per Share         of New Options
-----------------------                  ---------------------           -------------------         --------------
Ross Clarkson                           50,000 (7,500 exercised)               200,000                  11-27-98
Erwin Noyes                             50,000 (7,500 exercised)               135,000                  11-27-98
George Laycraft                         75,000 (35,000 exercised) (1)          150,000                  11-27-98
John Lucken                                Nil                                  55,000 (2)              11-27-98
Richard Coglon                         300,000 (286,900 exercised)                 Nil                       n/a

    (1) The balance of Dr. Laycraft's option for 50,000 shares @ Cdn.$2.70 per share was also cancelled.

    (2) Mr. Lucken also holds an option for 20,000 shares @ Cdn.$2.70 per share, expiring June 22, 1997.

Compensation of Directors

The directors, in their capacity as directors of the Company, receive no fees on an annual or per meeting basis, but the Company has periodically granted to its directors incentive stock options to purchase common shares (see prior tables).

Messrs. Ross Clarkson and Erwin Noyes, both directors of the Company who have expertise in the oil and gas industry, have provided geological consulting services to the Company, when required, at a rate of Cdn.$500 per day. Mr. John Lucken, also a director of the Company, in his capacity as Project Manager, U.S. Operations, receives a monthly retainer from the Company's U.S. subsidiary, TransGlobe Oil and Gas Inc. ("TransGlobe US") in the amount of US$3,000 pursuant to a consulting contact with TransGlobe US. (Refer to the "Summary Compensation Table" for consulting fees paid to the directors during the three most recently completed financial years).

Employment Contracts and Termination of Employment, and Change in Control Arrangements

Mr. Richard Coglon was employed as the President and Chief Executive Officer of the Company from August, 1995 to November, 1996. Mr. Coglon's employment was ended on November 8, 1996, and the Company took the position that the termination was for cause.

On February 10, 1997, the Company was served with a lawsuit issued by Mr. Coglon in the Supreme Court of British Columbia. He claims an unquantified amount of damages for wrongful termination, breach of contract and breach of privacy. Mr. Coglon also seeks certain equitable relief, including replacement of his exercised stock options.

The Company has not yet filed a Statement of Defence, but its lawyers will be doing so in the near future. The Company considers Mr. Coglon's claims to be entirely without merit, and intends to defend against them. The Company is also considering advancing counterclaims against Mr. Coglon.

Mr. Ross Clarkson was appointed President and Chief Executive Officer of the Company on December 4, 1996, which appointment will continue until November 30, 1998 unless sooner terminated by the Company. Mr. Clarkson as entered into an employment contract with the Company, which provides for a monthly salary of Cdn.$10,000 (approx. US$7,500) in return for a full-time commitment to the Company. The Company has also agreed to pay Mr. Clarkson an amount of $15,000 for agreeing to become President of the Company and he is also entitled to a performance bonus payable in fully paid shares, upon the Company's Cash Flow reaching specified amounts, and an incentive option to purchase 200,000 of the Company shares with an exercise price calculated at market price.

The contract also provides for the customary medical, dental and life insurance benefits and vacation entitlement. The Company has also agreed to reimburse Mr. Clarkson for all reasonable expenses incurred by him in connection with the Company's business, including travel and accommodation expenses from Calgary to Vancouver until such time as he relocates to Vancouver, in which case the Company will pay Mr. Clarkson's reasonable relocation costs. The Company has also agreed to pay the cost of club membership dues for business purposes to a maximum of $1,000 per year.

Mr. Erwin Noyes was appointed Vice-President, Operations of the Company on November 8, 1996, which appointment will continue until November 30, 1997 unless sooner terminated by the Company. Mr. Noyes has entered into an employment contract with the Company, which provides for a monthly salary The contract stipulates a payment of Cdn.$5,000 per month (approx. US$3,750) in return for a part-time commitment to the Company. The contract also provides for the customary medical, dental and life insurance benefits and vacation entitlement and an incentive option entitlement to purchase 135,000 of the Company shares with an exercise price calculated at market price. The Company has agreed to reimburse Mr. Noyes for all reasonable expenses incurred by him in connection with the Company's business, including travel and accommodation expenses from Saanichton to Vancouver.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of common shares beneficially owned by each Director and Officer and by all Directors and Officers as a group as of January 27, 1997. To the knowledge of the directors and senior officers of the Company, there are no known persons or companies who beneficially own, directly or indirectly, or exercise control or direction over, more than five percent of the Company's shares.

Title of          Name and Address of                      Amount and Nature
Class             Beneficial Owner                         of Beneficial Owner          Percent of Class
-------------------------------------------------------------------------------------------------------------
Common            R.G. Clarkson                                 3,170 (1)                       0.02%
                  2226 - 246 Stewart Green S.W.
                  Calgary, AB  T3H 3C8

Common            R.L. Coglon                                  30,000 (2)                       0.2%
                  2360 Queens Avenue
                  West Vancouver, BC  V7V 2Y6

Common            G.H. Laycraft                               507,305 (3)                       3.8%
                  1403 - 2075 Comox Street
                  Vancouver, BC  V6G 1S2

Common            E.L. Noyes                                        0 (4)                         0%
                  1911 Meadowbank Road
                  Saanichton, BC  V8M 1X9

Common            J.E. Lucken                                  18,000 (5)               0.1%
                  12404 East Vassar Drive
                  Aurora, CO  80014

                  All Directors and Officers
                  as a Group                                  558,475                   4.12%

----------

(1) R.G. Clarkson also holds warrants to purchase 2,770 shares at a price of Cdn.$4.15 expiring January 25, 1998 and an option to purchase 200,000 shares at Cdn.$2.25 per share, expiring November 27, 1998.

(2) R.L. Coglon also holds warrants to purchase 25,000 shares at a price of Cdn. $4.00, expiring July 11, 1997 and an option to purchase 13,100 shares at Cdn.$3.75 per share, expiring January 16, 1999.

(3) G.H. Laycraft also holds warrants to purchase 152,687 shares at a price of Cdn. $4.15, expiring January 25, 1998 and 50,000 shares at a price of Cdn.$4.00, expiring on July 11, 1997 and an option to purchase 150,000 shares at Cdn.2.25 per share, expiring November 27, 1998.

(4) E.L. Noyes holds an option to purchase 135,000 shares at Cdn.$2.25 per share, expiring November 27, 1998.

(5) J.E. Lucken holds options to purchase 55,000 shares at Cdn.$2.25 per share, expiring November 27, 1998 and 20,000 shares at Cdn.$2.70 per share, expiring June 22, 1997.

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

Dr. George Laycraft is also a director of Ultra Petroleum Corp. ("Ultra") and Arrowhead Minerals Ltd., public companies which are joint venture partners with the Company in a number of oil and gas properties. For fiscal 1996, Ultra owed $122,680 (1995 - $143,675) to the Company in respect of its joint venture with the Company.

During the financial year ended September 30, 1995, 187,500 shares were released from escrow, leaving no shares remaining in escrow. Mr. George Laycraft owned 162,500 of these shares, which he purchased in 1992 at a price of $0.05 per share, pursuant to the policies of the Vancouver Stock Exchange for reactivation of companies which have been deemed inactive. These shares were subject to an escrow agreement with Montreal Trust Company dated May 6, 1992 and could not be traded or released from escrow without the consent of the Vancouver Stock Exchange.

During the last two completed financial years, the Company completed a number of private placements of units, comprising shares of the Company and warrants to purchase additional shares of the Company, at a 15% discount from the closing market price of the Company's shares as traded on the Vancouver Stock Exchange on the day before the transaction. Certain of the directors of the Company participated in these private placements (see below).

                                 Price Per
                     No. of      Unit (Cdn.                                         No. of Units        No. of Warrants
Date                 Units         dollars)       Name of Interested Director        Purchased           Exercised
----------------- -------------- ---------------  --------------------------------- ------------------- ---------------
11-02-94            62,000 (1)   $5.42            George Laycraft                     62,000            62,000
07-11-95            75,000 (2)   $3.48            George Laycraft                     50,000            Nil
                                                  Richard Coglon                      25,000            Nil

01-25-96          158,227 (3)      $3.61          George Laycraft                   152,687             Nil
                                                  Ross Clarkson                       2,770             Nil

(1) Each unit consisted of one share and one warrant for the purchase of an additional share at Cdn.$5.42 per share during the first year and Cdn.$6.24 per share during the second year, expiring November 29, 1996.

(2) Each unit consisted of one share and one warrant for the purchase of an additional share at Cdn.$3.48 per share during the first year and Cdn.$4.00 per share during the second year, expiring July 11, 1997.

(3) Each unit consisted of one share and one warrant to purchase an additional share at Cdn.$3.61 during the first year and Cdn.$4.15 during the second year, expiring January 25, 1998.

In January, 1996, the Company acquired a 15% equity interest in IPC International Power Corporation ("IPC") which owns a 60% equity interest in British Columbia Hydro International Power Development Corporation ("BCHI Power"). The remaining 40% equity interest in BCHI Power is held by a wholly-owned subsidiary of British Columbia Hydro and Power Authority. BCHI Power holds, directly or indirectly, a 33.8% interest in a new 117-megawatt multi-unit power station project being built in Pakistan. The Company's acquisition cost was $750,000, which was paid from the proceeds of a private placement of shares. The Company is currently attempting to sell its interest in IPC at a profit. As there is no market for the shares of IPC, the Company will sell its shares by a private sale, subject to approval of the directors of IPC. Dr. George Laycraft, the Chairman and a director of the Company and of IPC, and associates of Richard Coglon, a director and formerly the President and Chief Executive Officer of the Company, own equity interests in IPC.

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


                             TransGlobe Energy Corporation

Dated: February 17, 1997     by: /s/ ROSS G. CLARKSON

                                 --------------------------------
                                 Ross G. Clarkson
                                 President and Chief Executive Officer