Form 10QSB
period 1996-12-31
TRANSGLOBE ENERGY CORP
filed 1997-02-18
CIK 736744

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

     (Mark One)
     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended    12/31/96    or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________________ to ___________________

     Commission file number     0-11378

                      TRANSGLOBE ENERGY CORPORATION
-------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

                  BRITISH COLUMBIA                       N/A
          -------------------------------         ------------------
          (State of Other Jurisdiction of          (I.R.S. Employer
           Incorporation or Organization)         Identification No.)


#808 - 1111 West Hastings Street, Vancouver, British Columbia Canada   V6E 2J3
-------------------------------------------------------------------------------
             (Address of Principal Executive Offices)                (Zip Code)

                              (604) 683-2568
-------------------------------------------------------------------------------
               (Registrant's Telephone Number, Including Area Code)

                             DUSTY MAC OIL & GAS LTD.
-------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes                 No          x
     ------------       ----------------
                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes                 No
     ------------       ----------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of outstanding shares as of February 13, 1997 is 13,781,377 Common Shares.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

                    DECEMBER 31, 1996 AND SEPTEMBER 30, 1996
                      (UNAUDITED - PREPARED BY MANAGEMENT)


                                              December 31   September 30
                                                     1996           1996
                                              -----------   ------------
                                     ASSETS

         Current assets:
         Cash                                 $ 2,854,817    $   588,664
         Accounts receivable                      800,798        394,776
         Prepaid drilling costs                         -          5,396
                                               ----------     ----------
                                                3,655,615        988,836
         Computer equipment, net of
          accumulated depreciation                 11,892         12,847
         Investment in IPC                        750,000        750,000
         Natural resource properties:
         Mineral property                       1,704,237       1,704,226
         Oil and gas properties                11,849,979     10,771,483
         Investment in Yemen Project              196,268        196,268
                                              -----------     ----------
                                               13,750,484     12,671,977
                                              -----------    -----------
                                              $18,167,991    $14,423,660
                                              -----------    -----------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
         Accounts payable                     $   820,146    $   437,661
         Loan payable                                   -         40,251
                                              -----------    -----------
                                                  820,146        477,912
         Convertible debentures                 1,597,742              -
         Shareholders' equity:
         Share capital                         20,249,068     18,581,646
         Share subscriptions                      262,620              -
         Deficit                               (4,761,585)    (4,635,898)
                                              -----------    -----------
                                               15,750,103     13,945,748
                                              -----------    -----------
                                              $18,167,991    $14,423,660
                                              -----------    -----------

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                          (EXPRESSED IN U.S. DOLLARS)
                 THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                      (UNAUDITED - PREPARED BY MANAGEMENT)


                                                 1996         1995
                                          -----------  -----------
         Revenue:
         Oil and gas revenue                 $369,078     $201,608

         Direct expenses:
         Depletion                            169,017      161,021
         Operating expenses                    45,486       42,807
         Taxes                                 30,584       16,485
                                          -----------  -----------
                                              245,087      220,313
                                          -----------  -----------
                                              123,991      (18,705)
         Expenses:
         Capital tax                                -        3,571
         Consulting                            30,093       13,541
         Depreciation                             955          917
         Filing fees                            4,333        2,734
         Interest and bank charges              1,922        2,960
         Office                                26,741       23,444
         Professional fees                     43,467       24,643
         Promotion and advertising             12,162       23,374
         Rent and secretarial services          7,314        8,930
         Transfer fees                            785        4,640
         Travel                                69,064       21,803
         Wages, management fees and benefits   78,712       70,144
                                          -----------  -----------
                                              275,548      200,701
                                          -----------  -----------
         Loss before other items             (151,557)    (219,406)

         Other income (loss):
         Exchange gain (loss)                   3,133       (1,997)
         Interest                              22,737        6,096
                                          -----------  -----------
                                               25,870        4,099
                                          -----------  -----------
         Loss                                (125,687)    (215,307)
                                          -----------  -----------
         Deficit, beginning of period      (4,635,898)  (3,865,802)
                                          -----------  -----------
         Deficit, end of period           $(4,761,585) $(4,081,109)
                                          -----------  -----------


            CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                          (EXPRESSED IN U.S. DOLLARS)
                 THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                      (UNAUDITED - PREPARED BY MANAGEMENT)



                                                           1996         1995
                                                      ---------    ---------

         Cash provided by (used in):

         Operating activities:
         Loss                                         $ (125,687)  $(215,307)
         Add (deduct):
         Depletion and depreciation                      169,972     161,938
         Net changes in non-cash working capital items   (18,141)   (179,934)
                                                          26,144    (233,303)

         Investing activities:
         Computer equipment additions                          -      (1,526)
         Natural resource property expenditures       (1,247,524)   (383,486)
         Investment in Yemen Project                           -     (13,197)
                                                      (1,247,524)   (398,209)

         Financing activities:
         Issuance of share capital                     1,667,422     280,413
         Share subscriptions                             262,620     375,027
         Increase in convertible debentures            1,597,742           -
         Decrease in loan payable                        (40,251)    (19,894)
                                                       3,487,533     635,546

         Increase in cash during the period            2,266,153       4,034

         Cash position, beginning of period              588,664     646,692

         Cash position, end of period                 $2,854,817   $ 650,726

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF OPERATIONS

During the fiscal quarter of October 1, 1996 to December 31, 1996 TransGlobe underwent a number of changes that management believes will strengthen the Company both financially and managerially. Management is of the opinion that the Company now has adequate funds to carry out its planned 1997 exploration and development program and has the staff to carry out the program. Mr. R.G. Clarkson was appointed by the Board of Directors to the position of President and Chief Executive Officer on December 4, 1996. Mr. E.L. Noyes was appointed to the position of Vice President of Operations on November 8, 1996.

Madera Gas Field, Lea County, New Mexico

The Company continued to produce the Madera gas field during the fiscal quarter, generating a net revenue of US$316,595 for the period. The gas production averaged a net 1,046 Mcfd and 43 barrels of condensate per day during this period. The 25-1 well is suspended, awaiting recompletion. The recompletion program for the 25-1 was finalized and is expected to take place during the first quarter of 1997.

East Grieve Prospect, Natrona County, Wyoming

The Company drilled a second well, the 32-2 on the East Grieve prospect during September/October of 1996. The well encountered the Shannon sands 300 feet structurally higher than the discovery well, the 29-1. The Company was unable to test the 32-3 well prior to the Bureau of Land Management winter access restrictions period. The Company intends to test this well during the second quarter of 1997, pending the lifting of winter access restrictions. A recompletion to attempt to shut off a water zone on the 29-1 well has met with some success. A longer term will be conducted in the second quarter of 1997 to determine the productivity of the well.

East Meridian Block "B", Richland County, Montana

The analysis of the 3-D seismic data acquired during mid 1996 was completed in October 1996. The results have indicated nineteen Red River prospects, six Tyler prospects and several Lodgepole and Interlake leads. Management is very encouraged by the large number of prospects identified and have committed to the second phase of 3-D seismic on the Block "A" area to the west of Block "B". The cost of the Block "A" seismic is expected to be $2.6 million ($1.3 million net to the Company). The first four drilling locations on Block "B" were selected at a technical meeting with the partners, Meridian and Collins and Ware. It is expected that the drilling program will commence in early 1997.

Yemen Negotiations

The Company is continuing with negotiations with the Ministry of Oil and Mineral Resources for a Production Sharing Agreement on an open Exploration Block in the Republic of Yemen. In addition the Company evaluated a farm-in opportunity on another Block in the Republic of Yemen. An agreement to farm in Clyde Expro PLC and Oranje Nassau interests in Block 32 was reached during January 1997. The Company has the right to earn a 26.5% interest in Block 32 in return for funding 53% of the costs of drilling three wells during the next eighteen months

Analysis of Financial Condition

The Company raised a net US$3,261,847 through the sale of Convertible Debentures during October/November of 1996. The cash will be used to fund the 1997 exploration and development program in the United States, primary in the East Meridian project in Montana. The Debentures were all converted into Common Shares on or before January 16, 1997 at an average price of US$0.89. A total of 4,587,055 shares were issued as a result of the conversion of the Debentures.

The revenues from the Madera field production have remained stable at US$319,595 for the fiscal quarter as compared to US$274,188 for the same period in the last fiscal quarter of 1995. During the fiscal quarter management made several staffing and organizational changes intended to result in lowered operating expenses in the future.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Mr. Richard Coglon was employed as the President and Chief Executive Officer of the Company from August, 1995 to November, 1996. Mr. Coglon's employment was ended on November 8, 1996, and the Company took the position that the termination was for cause.

On February 10, 1997, the Company was served with a lawsuit issued by Mr. Coglon in the Supreme Court of British Columbia. He claims an unquantified amount of damages for wrongful termination, breach of contract and breach of privacy. Mr. Coglon also seeks certain equitable relief.

The Company has not yet filed a Statement of Defense, but its lawyers will be doing so in the near future. The Company considers Mr. Coglon's claims to be without merit, and intends to defend against them. The Company is also considering advancing counterclaims against Mr. Coglon.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

There were no Form 8K's filed during the September 30, 1996 to December 31, 1996 fiscal quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


---------------------------------------
TransGlobe Energy Corporation


/s/  R.G. Clarkson
---------------------------------------
(R.G. Clarkson, President and CEO)

Date February 14, 1997
---------------------------------------