Form 10QSB
period 1997-03-31
TRANSGLOBE ENERGY CORP
filed 1997-05-15
CIK 736744

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         (Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended 3/31/97 or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from ________ to ________.

                  Commission file number 0-11378.

                         TRANSGLOBE ENERGY CORPORATION.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  BRITISH COLUMBIA                            N/A.
--------------------------------------------------------------------------------
         (State of Other Jurisdiction of               (I.R.S. Employer
         Incorporation or Organization)                Identification No.)

          #808 - 1111 West Hastings Street, Vancouver, British Columbia
                Canada V6E 2J3 (On May 19, 1997 the Company will
                  relocate the Principle Executive Offices to:
       Suite 1450, 505 Third Street S.W., Calgary, Alberta, Canada    T2P 3E6
--------------------------------------------------------------------------------
                  (Address of Principal Executive Offices)           (Zip Code)

               (604) 683-2568 (after May 19, 1997 - 403-264-9888).
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No  X  .
   -----   -----


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of outstanding shares as of April 30, 1997 is 13,781,377 Common Shares.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

                          TRANSGLOBE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 AS AT MARCH 31
                                   (UNAUDITED)

                                                                1997               1996
                                                            -------------      -------------
ASSETS

CURRENT ASSETS
Cash                                                        $   5,430,863      $   1,223,023
Accounts receivable                                               533,645            557,389
                                                            -------------      -------------
                                                                5,964,508          1,780,412

DEPOSIT                                                         2,286,160                 --
                                                            -------------      -------------

FIXED ASSETS

Mineral properties                                              1,724,458          1,979,090
Oil and gas properties - net                                   12,268,320          7,542,778
Furniture and equipment - net                                      18,927             16,986
                                                            -------------      -------------
                                                               14,011,705          9,538,854

INVESTMENT IN IPC INTERNATIONAL POWER CORPORATION                 750,000            750,000
                                                            -------------      -------------
                                                            $  23,012,373      $  12,069,266
                                                            =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                            $     721,415      $     572,255
                                                            -------------      -------------
SHAREHOLDERS' EQUITY
Share capital                                                  22,103,266         15,804,802
Special warrants                                                5,348,200                 --
Share subscriptions                                                    --              5,741
Deficit                                                        (5,160,508)        (4,313,532)
                                                               22,290,958         11,497,011
                                                            -------------      -------------
                                                            $  23,012,373      $  12,069,266
                                                            =============      =============

                          TRANSGLOBE ENERGY CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                            SIX MONTHS ENDED MARCH 31

                                   (UNAUDITED)


                                                     1997              1996
                                                 ------------      ------------
REVENUE
Oil and gas sales net of royalties and taxes     $    628,509      $    429,454
                                                 ------------      ------------

EXPENSES
Operating                                             115,179           101,484
General and administrative                            683,641           395,037
Depletion and depreciation                            419,086           395,052
                                                 ------------      ------------
                                                    1,217,906           891,573

LOSS BEFORE UNDERNOTED                               (589,397)         (462,119)
                                                 ------------      ------------
OTHER INCOME (LOSS)
Interest                                               49,668            14,432
Foreign exchange gain (loss)                           15,119               (43)
                                                 ------------      ------------
                                                       64,787            14,389

LOSS FOR THE PERIOD                                  (524,610)         (447,730)

Deficit, beginning of period                       (4,635,898)       (3,865,802)
                                                 ------------      ------------
DEFICIT, END OF PERIOD                           $ (5,160,508)     $ (4,313,532)
                                                 ============      ============

                          TRANSGLOBE ENERGY CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW
                            SIX MONTHS ENDED MARCH 31

                                   (UNAUDITED)

                                                           1997             1996
                                                      ------------     ------------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Loss for the period                                   $   (524,610)    $   (447,730)
Add (deduct):
Depletion and depreciation                                 419,086          395,052
                                                      ------------     ------------
                                                          (105,524)         (52,678)
Decrease (increase) in non-cash working capital            150,281          (59,098)
                                                      ------------     ------------
                                                            44,757         (111,776)
                                                      ------------     ------------
INVESTING ACTIVITIES
Addition to oil and gas properties                      (1,736,549)        (519,696)
Mineral property expenditures                                   --          (18,694)
Computer equipment additions                                (9,418)          (9,376)
Investment in IPC International Power Corporation               --         (750,000)

DEPOSIT                                                 (2,286,160)              --
                                                      ------------     ------------
                                                        (4,032,127)      (1,297,766)
                                                      ------------     ------------
FINANCING ACTIVITIES
Common shares issued                                     3,521,620        2,080,528
Share subscriptions                                             --            5,741
Special warrants                                         5,348,200               --
Repayment of loan payable                                  (40,251)        (100,396)
                                                      ------------     ------------
                                                         8,829,569        1,985,873
                                                      ------------     ------------
INCREASE IN CASH                                         4,842,199          576,331

Cash, beginning of period                                  588,664          646,692
                                                      ------------     ------------
CASH, END OF PERIOD                                   $  5,430,863     $  1,223,023
                                                      ============     ============

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF OPERATIONS (ALL FIGURES EXPRESSED IN US DOLLARS UNLESS OTHERWISE INDICATED)

SUMMARY

During the fiscal quarter of January 1, 1997 to March 31, 1997 TransGlobe Energy Corporation ("TransGlobe" "or the Company") continued with management's plan to expand into international exploration and to explore the core lands located in the East Meridian project in Montana.

As previously reported, a farm out agreement with Clyde Expro plc and Oranje Nassau interests in Block 32 in the Republic of Yemen was reached during January 1997. The Block 32 project is operated by Clyde and work is proceeding towards drilling an exploratory well during May/June of 1997. The Company secured financing for the Block 32 project through the sale of 4,400,000 Special Warrants at $1.30 each for net proceeds of $5,348,200 after deduction of expenses received to date.

The Company also proceeded with preparations for drilling on the East Meridian Block `B' prospects in Richland County, Montana. A five well exploration program was approved by partners and a rig contract with Nabors Drilling was entered into on behalf of the partners by the operator Collins & Ware, Inc.

Mr. Juneyt Tirmandi, CA has been retained as Chief Financial Officer. Mr. Tirmandi has in excess of 20 years of diverse experience in financial management, primarily in the oil and natural gas industry.

Madera Gas Field, Lea County, New Mexico

The Company continued to produce the Madera gas field during the fiscal quarter, generating a net revenue of $303,936.63 for the period. The gas production averaged a net 941 Mcfd and 32 barrels of condensate per day during this period as compared to 1017 Mcfd and 32 barrels of condensate per day for the previous quarter. Production was reduced when the 30-1 well was shut in for several days during March. High pressures on the sales lines caused the well production to be automatically shut down. The Company is investigating methods of preventing the shutdowns in the future. A workover consisting of replacing the production tubing and an acid stimulation was carried out on the 25-1 well in an attempt to re-establish production from the Atoka limestone. The well is now producing intermittently from the Atoka limestone.

East Grieve Prospect, Natrona County, Wyoming

There has been no activity on the East Grieve wells during the last fiscal quarter due to Bureau of Land Management winter access restrictions. The Company intends to test the 3-32 well during the second quarter of 1997, pending the lifting of winter access restrictions.

East Meridian Block `B', Richland County, Montana

The 1997 drilling program on the Block `B' prospects was increased to 5 wells and a drilling contract with Nabors Drilling was entered into on behalf of the partners by the Operator Collins & Ware, Inc. The first well commenced drilling during March and reached total depth on April 30th. The well drill stem tested significant quantities of light oil from the Dawson Bay, the Interlake and the Red River `C' formations. Management considers these preliminary results to justify further activity for this project.

Management is also encouraged by the number of prospects identified with the 1996 seismic acquisition over Block `B' and has committed the Company to the second phase of 3-D seismic on the Block `A' area to the west of Block `B'. The Block "A" seismic survey work started in April and is expected to be completed by August, 1997.

Block 32, Yemen

As previously reported, a farm out agreement with Clyde Expro plc and Oranje Nassau interests in Block 32 in the Republic of Yemen was reached during January 1997. The Company has the right to earn a 26.5% interest in Block 32 in return for funding 53% of the costs of drilling, completing or abandoning three wells during the next eighteen months and 26.5% of certain administrative costs. The project is operated by Clyde and work is proceeding towards drilling the first exploratory well during May/June of 1997.

The Company is continuing with negotiations with the Ministry of Oil and Mineral Resources for a Production Sharing Agreement on an open Exploration Block (Block S-1) in the Republic of Yemen. There have been no new developments in the negotiations during the last fiscal quarter.

IPC - International Power Corporation

The Company sold the 750,000 shares of IPC - International Power Corporation on April 16, 1997. The shares were acquired during January 1996 at a cost of $1.00 per share and were sold at $1.35 per share. The proceeds of $1,012,500 will be used as working capital.

Analysis of Financial Condition

Liquidity and Cash Resources

On March 26, 1997 the Company issued 4,400,000 special warrants at $1.30 per special warrant. The offering was conducted outside the United States pursuant to Rule 903(c)(3) of SEC Regulation S, and inside the United States pursuant to SEC Rule 506. Each warrant will entitle the holder to acquire one common share on the earlier of (a) ten days following the date upon which a receipt for the final prospectus is issued qualifying the issuance of the shares under applicable Canadian laws or (b) the first anniversary of the closing date (March 26, 1998), for no additional consideration. Any special warrants not exercised prior to such date will be deemed to be exercised without any further action on the part of the holder. If a receipt for the final prospectus is not obtained on or before June 26, 1997, then each warrant will entitle the holder to acquire
1.1 common shares, for no additional consideration. The net proceeds of $5,348,200 received by the Company from the issuance of the special warrants (after deduction of the Agents' fee and the $210,000 estimated expenses) will be used to conduct exploratory drilling of the Sabieh-1 well on Block 32 in the Republic of Yemen and, contingent on the results of Sabieh-1 and the raising of additional capital, as a reserve for two additional wells on Block 32.

During the period the Company purchased two irrevocable letters of credit totaling $2,279,000 representing a general and continuing collateral security for the Company's commitments in Block 32, Yemen. The capital expenditures for the six month period were $1,736,549 which related primarily to the lease acquisition costs in Block A, the East Meridian prospect, Montana, recompletion of the `1-29' well in the East Grieve prospect. Wyoming as well as carry over charges from the drilling of the `3-32' in the same prospect. At March 31, 1997 the Company had $5,430,863 in cash resources and $2,279,000 in a bank deposit which is pledged as security against two letters of credit in an equal amount. The Company had no long term debt as of March 31, 1997.

Operating Results

The revenues from the Madera field and South Evetts field production increased to $628,509 for the October 1, 1996 to March 31, 1997 six month period as compared to $429,454 for the same period in 1996. Higher product prices resulted in increased revenue despite a normal production decline. The average product prices were $3.10 per mcf for natural gas and $23.30 for condensates and oil as compared to $1.85 per mcf for natural gas and $19.81 for condensates and oil in 1996.

General and administrative costs, operating expenses and depletion and depreciation expenses increased from $891,573 in 1996 to $1,217,906 in 1997. The increase is mainly attributable to higher professional fees pertaining to the Company's financing activities and other legal matters which are non-recurring in nature and increased travel expenses in conjunction with the Company's activities in Yemen. The increased expenses were partially offset by an increase in interest earned of $49,668 and a foreign exchange gain of $15,119 as compared to interest earned of $14,432 and a foreign exchange loss of $43 for the corresponding period in 1996.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On Friday, March 21, 1997, the Company and Mr. Richard Coglon, the Company's former Director, President and Chief Executive Officer, agreed to settle all outstanding disputes between them, and agreed that the court action commenced by Mr. Coglon against TransGlobe is to be dismissed immediately without costs to either party.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Annual General Meeting of the Company was held on March 21, 1997.

The following directors were elected at the Annual General Meeting;

    Dr. George H. Laycraft
    Mr. Ross G. Clarkson
    Mr. Erwin L. Noyes
    Mr. John Lucken
    Mr. Robert A. Halpin
    Mr. Nicholas Kuich

The following additional matters were voted on at the Annual General Meeting;

                                              For                Against            Withhold          Abstain         Not Voted
To increase the number of                     8,772,863             106,584
directors to six
To appoint KPMG as auditors of                8,836,942              40,045              2,460
the Company
To authorize the directors to fix             8,813,427              66,020
the auditors' remuneration
To ratify the grant of incentive              7,848,326             379,624                                           651,497
stock options to insiders of the Company

ITEM 5.  OTHER INFORMATION

The Company is not a party to any material legal proceedings and none are known to be contemplated, except as follows. On April 16, 1997, the Company received letters from US lawyers for two Company shareholders, asking that the Company make claims against Dr. George Laycraft and Erwin Noyes, directors of the Company, to recoup "short swing profits" under the provisions of Section 16(b) of the Securities Exchange Act of 1934. Under that statute, a registrant
(such as the Company) is entitled to receive any profit made by its executive officers, directors and shareholders holding in excess of 10% of the outstanding Common Shares as the result of their purchases and sales, or sales and purchases, of the Company's shares occurring within any six month period.

The "short swing profit rule" of Section 16(b) is generally inapplicable to the securities of non-US companies, and it was only in 1996 that current management became aware that the Company would be considered by US law to be a US domestic company, and not a foreign company, for purposes of the US federal securities laws. This discovery was reported to the US Securities and Exchange Commission in December 1996 and in subsequent filings.

Section 16(b)'s application is subject to a number of exceptions, and the Company is in the process of evaluating whether and to what extent it may have claims under that Section.

There is no counterpart to Section 16(b) under Canadian law, and the Company is satisfied that any failure of its current directors and officers to observe that Section's requirements was wholly inadvertent.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)   Exhibits.

        1 Share Purchase Offer by SNC Lavalin Equity (BC) Inc. regarding the Company's IPC International Power Corporation shares.

(b)   Form 8K Filings

A Form 8K was filed on February 19, 1997. The item reported was the approval by the Vancouver Stock Exchange of the registrant's entering into an agreement for the sale of three hundred thousand (300,000) shares of its common stock to a European institutional investor, at a price of $1.00 per share. No underwriter was involved.

A Form 8K was filed on March 18, 1997. The items reported were; the sale of the IPC International Power Corp. shares to SNC Lavalin, (see attached exhibit); a correction to the Company's Form 10-KSB/A-2; and the signing of a commitment letter with a group of Canadian investment firms to raise $5.72 million, using their reasonable best efforts, subject to the execution of an agency agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TransGlobe Energy Corporation



(R.G. Clarkson, President and CEO)

Date:  May 15, 1997