Form 10QSB/A
period 1997-03-31
TRANSGLOBE ENERGY CORP
filed 1997-05-29
CIK 736744

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-QSB/A-1

  (Mark One)
  [X]
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                     For the quarterly period ended 3/31/97

                                       OR

  [ ]
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                 For the transition period from       to

                         Commission file number 0-11378

                         TRANSGLOBE ENERGY CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

               BRITISH COLUMBIA
(State of Other Jurisdiction of Incorporation                      N/A
                or Organization)                   (I.R.S. Employer Identification No.)

  808 -- 1111 West Hastings Street, Vancouver, British Columbia Canada V6E 2J3 (On May 19, 1997 the Company will relocate the Principle Executive Offices to:
      Suite 1450, 505 Third Street S.W., Calgary, Alberta, Canada T2P 3E6

          (Address of Principal Executive Offices)          (Zip Code)

              (604) 683-2568 (after May 19, 1997 -- 403-264-9888)
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [ ]       No  [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of outstanding shares as of April 30, 1997 is 13,781,377 Common Shares.

================================================================================

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

                         TRANSGLOBE ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                 AS AT MARCH 31
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                                       1997           1996
                                                                    -----------    -----------
                                           ASSETS
CURRENT ASSETS
Cash............................................................    $ 2,645,962    $ 1,223,023
Cash held in trust..............................................      2,784,901             --
Accounts receivable.............................................        533,645        557,389
                                                                    -----------    -----------
                                                                      5,964,508      1,780,412
                                                                    -----------    -----------
COMPUTER EQUIPMENT, NET OF ACCUMULATED DEPRECIATION.............         18,927         16,986
INVESTMENT IN IPC INTERNATIONAL POWER CORPORATION...............        750,000        750,000
DEPOSIT.........................................................      2,286,160             --
NATURAL RESOURCE PROPERTIES
Mineral properties..............................................      1,724,458      1,979,090
Oil and gas properties..........................................      8,976,205      7,350,148
Investment in Yemen Project.....................................        444,766        192,630
                                                                    -----------    -----------
                                                                     11,145,429      9,521,868
                                                                    -----------    -----------
                                                                    $20,165,024    $12,069,266
                                                                    ===========    ===========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accruals...................................    $   721,415    $   572,255
                                                                    -----------    -----------
SHAREHOLDERS' EQUITY
Share capital...................................................     22,103,266     15,804,802
Special warrants................................................      5,348,200             --
Share subscriptions.............................................             --          5,741
Deficit.........................................................     (8,007,857)    (4,313,532)
                                                                    -----------    -----------
                                                                     19,443,609     11,497,011
                                                                    -----------    -----------
                                                                    $20,165,024    $12,069,266
                                                                    ===========    ===========

                         TRANSGLOBE ENERGY CORPORATION

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

                           SIX MONTHS ENDED MARCH 31
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                                       1997            1995
                                                                    ----------      -----------
REVENUE
Oil and gas revenue.............................................    $   684,361     $   466,045
                                                                    -----------     -----------
DIRECT EXPENSES
Depletion and depreciation......................................        634,337         395,052
Operating expenses..............................................         77,277         101,484
Taxes...........................................................         55,852          36,591
Write-down of oil and gas properties............................      2,670,000              --
                                                                    -----------     -----------
                                                                      3,437,466         533,127
                                                                    -----------     -----------
                                                                     (2,753,105)        (67,082)
EXPENSES
Capital tax.....................................................             --           3,571
Consulting......................................................         85,656          46,576
Filing fees.....................................................         27,588          17,895
Interest and bank charges.......................................         15,825           3,289
Office..........................................................         62,143          46,418
Professional fees...............................................        193,346          46,703
Promotion and advertising.......................................         30,324          28,087
Public relations................................................         23,927              --
Rent and secretarial services...................................         18,084          19,744
Transfer fees...................................................          5,562           5,268
Travel..........................................................        117,878          31,301
Wages, management fees and benefits.............................        103,308         146,185
                                                                    -----------     -----------
                                                                        683,641         395,037
                                                                    -----------     -----------
Loss before other items.........................................     (3,436,746)       (462,119)
                                                                    -----------     -----------
Other income (loss)
Interest........................................................         49,668          14,432
Foreign exchange gain (loss)....................................         15,119             (43)
                                                                    -----------     -----------
                                                                         64,787          14,389
                                                                    -----------     -----------
Loss............................................................     (3,371,959)       (447,730)
Deficit, beginning of period....................................     (4,635,898)     (3,865,802)
                                                                    -----------     -----------
Deficit, end of period..........................................    $(8,007,857)    $(4,313,532)
                                                                    ===========     ===========
Loss per share..................................................    $     (0.37)    $     (0.06)
                                                                    -----------     -----------

                         TRANSGLOBE ENERGY CORPORATION

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

                          THREE MONTHS ENDED MARCH 31
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                                       1997           1996
                                                                    -----------     -----------
REVENUE
Oil and Gas Revenue.............................................    $   315,283     $   264,437
                                                                    -----------     -----------
DIRECT EXPENSES
Depletion and depreciation......................................        465,320         234,031
Operating expenses..............................................         31,791          58,677
Taxes...........................................................         25,268          20,106
Write-down of oil and gas properties............................      2,670,000              --
                                                                    -----------     -----------
                                                                      3,192,379         312,814
                                                                    -----------     -----------
                                                                     (2,877,096)        (48,377)
EXPENSES
Consulting......................................................         55,563          33,035
Filing fees.....................................................         23,255          15,161
Interest and bank charges.......................................         13,903             329
Office..........................................................         34,447          22,057
Professional fees...............................................        149,879          22,060
Promotion and advertising.......................................         18,162           4,713
Public relations................................................         23,927              --
Rent and secretarial services...................................         10,770          10,814
Transfer fees...................................................          4,777             628
Travel..........................................................         48,814           9,498
Wages, management fees and benefits.............................         24,596          76,041
                                                                    -----------     -----------
                                                                        408,093         194,336
                                                                    -----------     -----------
Loss before other items.........................................     (3,285,189)       (242,713)
                                                                    -----------     -----------
OTHER INCOME
Interest........................................................         26,931           8,336
Foreign exchange gain...........................................         11,986           1,954
                                                                    -----------     -----------
                                                                         38,917          10,290
                                                                    -----------     -----------
Loss............................................................     (3,246,272)       (232,423)
Deficit, beginning of period....................................     (4,761,585)     (4,081,109)
                                                                    -----------     -----------
Deficit, end of period..........................................    $(8,007,857)    $(4,313,532)
                                                                    ===========     ===========
Loss per share..................................................    $     (0.36)    $     (0.06)
                                                                    ===========     ===========

                         TRANSGLOBE ENERGY CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION

                           SIX MONTHS ENDED MARCH 31
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                                       1997           1996
                                                                    ----------     ----------
CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Loss............................................................    $(3,371,959)   $ (447,730)
Items not involving cash:
Depletion and depreciation......................................       634,337        395,052
Write-down of oil and gas properties............................     2,670,000             --
Non-cash operating working capital items........................       150,281        (59,098)
                                                                    ----------     ----------
                                                                        82,659       (111,776)
                                                                    ----------     ----------
INVESTING ACTIVITIES
Deposit.........................................................    (2,286,160)            --
Cash held in trust..............................................    (2,784,901)            --
Computer equipment additions....................................        (9,418)        (9,376)
Natural resource property expenditures..........................    (1,525,953)      (524,970)
Investment in Yemen Project.....................................      (248,498)       (13,420)
Investment in IPC International Power Corporation...............            --       (750,000)
                                                                    ----------     ----------
                                                                    (6,854,930)    (1,297,766)
                                                                    ----------     ----------
FINANCING ACTIVITIES
Shares issued...................................................     3,521,620      2,080,528
Share subscriptions.............................................            --          5,741
Special warrants................................................     5,348,200             --
Decrease in loan payable........................................       (40,251)      (100,396)
                                                                    ----------     ----------
                                                                     8,829,569      1,985,873
                                                                    ----------     ----------
INCREASE IN CASH DURING THE PERIOD..............................     2,057,298        576,331
Cash, beginning of period.......................................       588,664        646,692
                                                                    ----------     ----------
Cash, end of period.............................................    $2,645,962     $1,223,023
                                                                    ==========     ==========

                         TRANSGLOBE ENERGY CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION

                          THREE MONTHS ENDED MARCH 31
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                                        1997            1996
                                                                     -----------     ----------
CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Loss.............................................................    $(3,246,272)    $ (232,423)
Items not involving cash:
Depletion and depreciation.......................................        464,365        233,114
Write-down of oil and gas properties.............................      2,670,000             --
Non-cash operating working capital items.........................        168,422        120,836
                                                                     -----------     ----------
                                                                          56,515        121,527
                                                                     -----------     ----------
INVESTING ACTIVITIES
Deposit..........................................................     (2,286,160)            --
Cash held in trust...............................................     (2,784,901)            --
Computer equipment additions.....................................         (9,418)        (7,850)
Natural resource property expenditures...........................       (278,429)      (141,484)
Investment in Yemen Project......................................       (248,498)          (223)
Investment in IPC International Power Corporation................             --       (750,000)
                                                                     -----------     ----------
                                                                      (5,607,406)      (899,557)
                                                                     -----------     ----------
FINANCING ACTIVITIES
Shares issued....................................................      1,591,578      1,425,088
Share subscriptions..............................................             --          5,741
Special warrants.................................................      5,348,200             --
Decrease in convertible debentures...............................     (1,597,742)            --
Decrease in loan payable.........................................             --        (80,502)
                                                                     -----------     ----------
                                                                       5,342,036      1,350,327
                                                                     -----------     ----------
INCREASE (DECREASE) IN CASH DURING THE PERIOD....................       (208,855)       572,297
Cash, beginning of period........................................      2,854,817        650,726
                                                                     -----------     ----------
Cash, end of period..............................................    $ 2,645,962     $1,223,023
                                                                      ==========      =========

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF OPERATIONS SUMMARY

     During the fiscal quarter of January 1, 1997 to March 31, 1997 TransGlobe Energy Corporation ("TransGlobe" or the "the Company") continued with management's plan to expand into international exploration and to explore the core lands located in the East Meridian project in Montana.

     As previously reported, a farm out agreement with Clyde Expro PLC and Oranje Nassau interests in Block 32 in the Republic of Yemen was reached during January 1997. The Block 32 project is operated by Clyde and work is proceeding towards drilling an exploratory well during May/June of 1997. The Company secured financing for the Block 32 project through the sale of 4,400,000 Special Warrants at $1.30 each for net proceeds of $5,348,200 after deduction of the Agents' commission before the $210,000 estimated expenses of the Offering.

     Company also proceeded with preparations for drilling on the East Meridian Block "B" prospects in Richland County, Montana. A five well exploration program was approved by partners and a rig contract with Nabors Drilling was entered into on behalf of the partners by the operator Collins & Ware, Inc.

     Mr. C. S. (Juneyt) Tirmandi , CA, CBV has been retained as Chief Financial Officer. Mr. Tirmandi has in excess of 20 years of diverse experience in financial management, primarily in the oil and natural gas industry.

MADERA GAS FIELD, LEA COUNTY, NEW MEXICO

     The Company continued to produce the Madera gas field during the fiscal quarter, generating a net revenue of US$303,936 for the quarter. The gas production averaged a net 941 Mcfd and 32 barrels of condensate per day during this period as compared to 1017 Mcfd and 32 barrels of condensate per day for the previous quarter and 963 mcfd of natural gas and 37 barrels of condensates for the corresponding period in 1996. Production was reduced when the 30-1 well was shut in for several days during March. High pressures on the sales lines caused the well production to be automatically shut down. The Company is investigating methods of preventing the shutdowns in the future. A workover consisting of replacing the production tubing and an acid stimulation was carried out on the 25-1 well in an attempt to re-establish production from the Atoka limestone. The well is now producing intermittently from the Atoka limestone.

EAST GRIEVE PROSPECT, NATRONA COUNTY, WYOMING

     There has been no activity on the East Grieve wells during the last fiscal quarter due to Bureau of Land Management winter access restrictions. The Company intends to test the 3-32 well during the second quarter of 1997, pending the lifting of winter access restrictions.

EAST MERIDIAN BLOCK "B", RICHLAND COUNTY, MONTANA

     The 1997 drilling program on the Block "B" prospects was increased to 5 wells and a drilling contract with Nabors Drilling was entered into on behalf of the partners by the operator Collins & Ware, Inc. The first well commenced drilling during March and reached total depth on April 30th. The well drill stem tested significant quantities of light oil from the Dawson Bay, the Interlake and the Red River "C" formations. Management considers these preliminary results are encouraging to justify further activity for this project.

     The second well targeting a Tyler sand prospect commenced drilling on May 4, 1997. The well failed to encounter any hydrocarbons and was abandoned on May 19, 1997.

     Management is also very encouraged by the large number of prospects identified with the 1996 seismic acquisition over Block "B" and has committed the Company to the second phase of 3-D seismic on the Block "A" area to the west of Block "B". The Block "A" seismic survey work started in April and is expected to be completed by August, 1997.

BLOCK 32, YEMEN

     As previously reported, a farm out agreement with Clyde Expro PLC and Oranje Nassau interests in Block 32 in the Republic of Yemen was reached during January 1997. The Company has the right to earn a 26.5% interest in Block 32 in return for funding 53% of the costs of drilling three wells during the next eighteen months and 26.5% of certain administrative costs. The project is operated by Clyde and work is proceeding towards drilling the first exploratory well during May/June of 1997.

     The Company is continuing with negotiations with the Ministry of Oil and Mineral Resources for a Production Sharing Agreement on an open Exploration Block (Block S-1) in the Republic of Yemen. There have been no new developments in the negotiations during the last fiscal quarter.

IPC -- INTERNATIONAL POWER CORPORATION

     The Company sold the 750,000 shares of IPC -- International Power Corporation on April 16, 1997. The shares were acquired during January 1996 at a cost of $1.00 per share and were sold at $1.35 per share. The proceeds of $1,012,500 will be used as working capital.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Cash Resources

     On March 26, 1997 the Company issued 4,400,000 special warrants at $1.30 per special warrant. The offering was conducted outside the United States, pursuant to SEC Regulation S, and inside Rule 903(c)(3) of SEC Regulation S, and inside the United States pursuant to SEC Rule 506. Each warrant will entitle the holder to acquire one common share on the earlier of (a) ten days following the date upon which a receipt for the final prospectus is issued qualifying the issuance of the shares under applicable Canadian laws or (b) the first anniversary of the closing date (March 26, 1998), for no additional consideration. Any special warrants not exercised prior to such date will be deemed to be exercised without any further action on the part of the holder. If a receipt for the final prospectus is not obtained on or before June 26, 1997, then each warrant will entitle the holder to acquire 1.1 common shares, for no additional consideration. The net proceeds of $5,138348,200 received by the Company from the issuance of the special warrants (after deduction of the Agents' fee before the $210,000 estimated expenses) will be used to conduct exploratory drilling of the Sabieh-1 well on Block 32 in the Republic of Yemen and, contingent on the results of Sabieh-1 and the raising of additional capital, as a reserve for two additional wells on Block 32.

     $2,565,000 of the net proceeds were paid directly or released to the Company immediately following the closing of the Offering. $2,279,000 was invested in a bank deposit pledged as security against two letters of credit of an equal amount. The Company purchased the two irrevocable letters of credit as a general and continuing collateral security for the Company's commitments in Block 32, Yemen.

     The balance of the funds are held in escrow by Montreal Trust as Trustee under the Special Warrant Indenture dated March 26, 1997. These funds will be released to the Company only in accordance with and subject to the terms and conditions of the said Special Warrant Indenture, which provides that such funds will be released successively on receipt of certificates from the Company, acknowledged by the Agents, certifying the amount of funds required at any given date for purposes of funding the Company's farm-in on Block 32 in Yemen, including the details of such expenditures. In addition, to the extent the Company has used other corporate funds for capital expenditures on the foregoing project, escrowed funds will also be released upon receipt of a certificate from the Company, acknowledged by the Agents, certifying such fact, including the specific use of the funds, and the details of such expenditures on which funds had been expended. Any funds remaining in escrow will be released on the earlier of the date that receipts are received for the Prospectus from each of the Securities Commissions and March 26, 1998.

     During the period, the Company issued 4,569,021 Common Shares at an average net price of $0.70 per share on the conversion of its five year zero coupon convertible debentures. These debentures were issued in November 1996 to finance the Company's North American operations. The Company realized $3,212,349 from this issue after the issue expenses, commissions and discounts of $780,706. All convertible debentures were converted into Common Shares in January, 1997.

     In addition, 314,000 Common Shares were issued for net proceeds of $304,544 pursuant to a private placement and exercise of stock options.

     The capital expenditures for the six month period were $1,525,953 which related primarily to the lease acquisition costs in Block A, the East Meridian prospect, Montana, recompletion of "1-29" well in the East Grieve prospect, Wyoming as well as carry-over charges from the drilling of "3-32" in the same prospect.

     At March 31, 1997, the Company had $2,645,962 in cash, $2,784,901 in escrow and $2,286,160 in a bank deposit with accrued interest thereon pledged as security against the two letters of credit. The Company had no long term debt as of March 31, 1997.

OPERATING RESULTS

     The revenues from the Madera field and South Evetts field production increased to $684,361 for the six month period as compared to US$466,045 for the same period in 1996. Higher product prices resulted in increased revenue despite a normal production decline. The average product prices were $3.10 per mcf for natural gas and $23.30 for condensates and oil as compared to $1.85 per mcf for natural gas and $19.81 for condensates and oil in 1996.

     The Company reduced operating costs on the Madera field in November, 1996 by cutting back on non-essential services and by streamlining and centralizing production accounting procedures in Denver. Several non-essential consulting contracts were terminated. Consequently operating expenses were $77,277 for the six month period as compared to $101,484 during the corresponding period in the previous fiscal year which represents a saving of 24% from the 1996 levels.

     General and administrative expenses were $683,641 during the period as compared to $395,037 for the corresponding period in 1996. The increase is mainly attributable to higher professional fees pertaining to the Company's financing activities and other legal matters which are non-recurring in nature and increased travel expenses in conjunction with the Company's activities in Yemen and the financing activity. Depletion and depreciation expenses were $634,337 during the period as compared to $395,052 for the corresponding period in 1996. The increase is mainly attributable to the increase in the "per unit" depletion and depreciation charges, offset in part by a reduction in production. The write down of oil and gas properties was $2,670,000 during the period as compared to nil for the corresponding period in 1996. The write down is necessitated by a decrease in the estimated reserves as a result of the correction of an error made in the previous reserve report in the calculation of working interest and royalties relating to the Madera field. The reserve write down was partially offset by an increase in oil reserves attributable to the Prevost No. 1 oil discovery on the East Meridian prospect in Montana. TransGlobe posted a loss of $3,371,959 ($0.37 per share) compared to a loss of $447,730 ($0.06) for the same period in 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transglobe Energy Corporation

(R.G. Clarkson, President and CEO)

Date