Form 10QSB
period 1997-06-30
TRANSGLOBE ENERGY CORP
filed 1997-08-13
CIK 736744

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

     (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended 6/30/97 or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________

            Commission file number 0-11378



                         TRANSGLOBE ENERGY CORPORATION
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



              BRITISH COLUMBIA                          N/A
-------------------------------------------------------------------------------
      (State of Other Jurisdiction of              (I.R.S. Employer
       Incorporation or Organization)             Identification No.)


   Suite 1450, 505 Third Street S.W., Calgary, Alberta, Canada        T2P 3E6
-------------------------------------------------------------------------------
             (Address of Principal Executive Offices)                (Zip Code)


                                 (403) 264-9888
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No    X
    -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of outstanding shares as of August 14, 1997 is 18,181,377 Common Shares.

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

                         TRANSGLOBE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                              AS AT JUNE 30, 1997

                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)



                                                             1997            1996
                                                          -----------     -----------
                                     ASSETS
CURRENT ASSETS
Cash and term deposits                                     $5,203,617      $2,016,588
Accounts receivable                                           542,141         588,073
Prepaid expenses                                               52,773          31,064
                                                          -----------     -----------
                                                            5,798,531       2,635,725
                                                          -----------     -----------
FIXED ASSETS
Mineral properties                                          1,724,384       1,978,912
Oil and natural gas properties                             10,668,483       8,231,320
Investment in Yemen                                         2,955,049         196,268
Furniture and fixtures                                         35,583          16,038
                                                          -----------     -----------
                                                           15,383,499      10,422,538
                                                          -----------     -----------

INVESTMENT IN IPC INTERNATIONAL POWER CORPORATION             --              750,000
                                                          -----------     -----------
                                                          $21,182,030     $13,808,263
                                                          ===========     ===========

                                  LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                   $1,647,155        $613,573
                                                          -----------     -----------

                              SHAREHOLDERS' EQUITY
SHARE CAPITAL                                              27,289,432      17,789,713
Deficit                                                    (7,754,557)     (4,595,023)
                                                          -----------     -----------
                                                           19,534,875      13,194,690
                                                          -----------     -----------
                                                          $21,182,030     $13,808,263
                                                          ===========     ===========







Approved by the Directors:



    ROSS G. CLARKSON                                   ERWIN L. NOYES
-------------------------                         -------------------------
       President                                          Director

                         TRANSGLOBE ENERGY CORPORATION
                           CONSOLIDATED STATEMENT OF
                                LOSS AND DEFICIT
                           NINE MONTHS ENDED JUNE 30

                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)


                                                                              1997              1996
                                                                          ------------      ------------
REVENUE
Oil and gas revenue net of royalties and taxes                            $    819,525      $    709,458
                                                                          ------------      ------------
EXPENSES
Operating                                                                      128,613           145,793
General and administrative                                                     962,127           650,931
Depletion and depreciation                                                     641,180           677,520
                                                                          ------------      ------------
                                                                             1,731,920         1,474,244
                                                                          ------------      ------------
LOSS BEFORE UNDERNOTED                                                        (912,395)         (764,786)

OTHER INCOME
Interest                                                                       131,236            35,565
Gain on disposal of investment in IPC International Power Corporation          262,500             --
                                                                          ------------      ------------
                                                                               393,736            35,565
                                                                          ------------      ------------
LOSS FOR THE PERIOD                                                           (518,659)         (729,221)

Deficit, beginning of period                                                (7,235,898)       (3,865,802)
                                                                          ------------      ------------
DEFICIT, END OF PERIOD                                                    $ (7,754,557)     $ (4,595,023)
                                                                          ============      ============
LOSS PER SHARE                                                                  $(0.04)           $(0.10)
                                                                          ============      ============

                         TRANSGLOBE ENERGY CORPORATION
                           CONSOLIDATED STATEMENT OF
                          EARNINGS (LOSS) AND DEFICIT
                           THREE MONTHS ENDED JUNE 30

                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                                              1997             1996
                                                                          ------------     ------------
REVENUE
Oil and gas revenue net of royalties and taxes                            $    191,016     $    280,004
                                                                          ------------     ------------
EXPENSES
Operating                                                                       51,336           44,309
General and administrative                                                     293,605          255,851
Depletion and depreciation                                                     (21,820)         282,468
                                                                          ------------     ------------
                                                                               323,121          582,628
                                                                          ------------     ------------
LOSS BEFORE UNDERNOTED                                                        (132,105)        (302,624)

OTHER INCOME
Interest                                                                        81,568           21,133
Gain on disposal of investment in IPC International Power Corporation          262,500          --
                                                                          ------------     ------------
                                                                               344,068           21,133
                                                                          ------------     ------------
EARNINGS (LOSS) FOR THE PERIOD                                                 211,963         (281,491)

Deficit, beginning of period                                                (7,966,520)      (4,313,532)
                                                                          ------------     ------------
DEFICIT, END OF PERIOD                                                    $ (7,754,557)    $ (4,595,023)
                                                                          ============     ============
EARNINGS (LOSS) PER SHARE                                                        $0.02           $(0.04)
                                                                          ============     ============

                         TRANSGLOBE ENERGY CORPORATION
                           CONSOLIDATED STATEMENT OF
                                   CASH FLOWS
                           NINE MONTHS ENDED JUNE 30

                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                                                   1997           1996
                                                                               ----------      ----------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Loss for the period                                                            $ (518,659)     $ (729,221)
Items not involving cash
Gain on disposal of investment in IPC International Power Corporation            (262,500)          --
Depletion and depreciation                                                        641,180         677,520
                                                                               ----------      ----------
                                                                                 (139,979)        (51,701)
Decrease (increase) in non-cash working capital                                 1,014,752         (79,528)
                                                                               ----------      ----------
                                                                                  874,773        (131,229)
                                                                               ----------      ----------
INVESTING ACTIVITIES
Mineral property expenditures                                                     (20,158)        (18,516)
Oil and natural gas property expenditures                                      (3,129,249)     (1,663,977)
Additions to furniture and fixtures                                               (31,667)        (14,367)
Investment in Yemen projects                                                   (2,758,781)        (17,058)
Investment in IPC International Power Corporation                                  --            (750,000)
                                                                               ----------      ----------
                                                                               (5,939,855)     (2,463,918)
                                                                               ----------      ----------
FINANCING ACTIVITIES
Common shares issued for cash                                                     309,271       4,065,439
Common shares issued on conversion of convertible debentures                    3,212,349          --
Special warrants net of issue expenses of $180,529                              5,167,671          --
Proceeds on disposal of investment in IPC International Power Corporation       1,012,500          --
Payments by directors                                                              18,495          --
Decrease in loan payable                                                          (40,251)       (100,396)
                                                                               ----------      ----------
                                                                                9,680,035       3,965,043
                                                                               ----------      ----------
INCREASE IN CASH                                                                4,614,953       1,369,896

Cash, beginning of period                                                         588,664         646,692
                                                                               ----------      ----------
CASH, END OF PERIOD                                                            $5,203,617      $2,016,588
                                                                               ==========      ==========

                         TRANSGLOBE ENERGY CORPORATION
                           CONSOLIDATED STATEMENT OF
                                   CASH FLOWS
                           THREE MONTHS ENDED JUNE 30

                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                                                 1997              1996
                                                                              -----------       -----------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Earnings (loss) for the period                                                   $211,963        $ (281,491)
Items not involving cash
Gain on disposal of investment in IPC International Power Corporation            (262,500)           --
Depletion and depreciation                                                        (21,820)          282,468
                                                                              -----------       -----------
                                                                                  (72,357)              977
Decrease (increase) in non-cash working capital                                   864,471           (20,430)
                                                                              -----------       -----------
                                                                                  792,114           (19,453)
                                                                              -----------       -----------
INVESTING ACTIVITIES
Mineral property expenditures                                                         (74)              178
Oil and natural gas property expenditures                                      (1,623,380)       (1,157,701)
Additions to furniture and fixtures                                               (22,249)           (4,991)
Investment in Yemen projects                                                   (2,510,283)           (3,638)
                                                                              -----------       -----------
                                                                               (4,155,986)       (1,166,152)
                                                                              -----------       -----------
FINANCING ACTIVITIES
Common shares issued for cash                                                      --             1,979,170
Share issue expenses relating to the Special Warrants financing                 (180,529)            --
Proceeds on disposal of investment in IPC International Power Corporation       1,012,500            --
Payments by directors                                                              18,495            --
                                                                              -----------       -----------
                                                                                  850,466         1,979,170
                                                                              -----------       -----------
INCREASE (DECREASE) IN CASH                                                    (2,513,406)          793,565
Cash, beginning of period                                                       7,717,023         1,223,023
                                                                              -----------       -----------
CASH, END OF PERIOD                                                           $ 5,203,617       $ 2,016,588
                                                                              ===========       ===========

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF
        OPERATIONS

SUMMARY

During the fiscal quarter of March 31, 1997 to June 30, 1997 TransGlobe Energy Corporation ("TransGlobe " or the "the Company") continued with management's plan to expand into international exploration in Yemen and to explore the core lands located in the East Meridian project in Montana. Exploration operations reached a new level for the Company during the quarter with activities in Montana, Wyoming, New Mexico and Yemen.

The Company participated in the drilling of three wells on the East Meridian Block 'B' prospects in Richland County, Montana. Two wells were completed as
Red River 'C' oil wells and one well was abandoned.   As of August 11, a fourth
well was nearing total depth in the Red River formation.

The Company also participated in the drilling of two exploratory wells, Sabieh 1 and Darbah 1, on Block 32 in the Republic of Yemen during the period of May through July of 1997. Both wells were plugged and abandoned.

The Company obtained final receipts from the BC, Alberta, Ontario and Quebec Securities Commissions on or before June 26, for the prospectus qualifying the US$5.72 million special warrant financing which closed on March 26, 1997. In addition, the Alberta Stock Exchange (the "ASE") listed TransGlobe's common shares under the trading symbol 'TGL' and 4,400,000 common shares issued pursuant to the Special Warrants financing bearing a Regulation S legend under the symbol 'TGL.S'.

Madera Gas Field, Lea County, New Mexico

The Company continued to produce the Madera gas field during the fiscal quarter, generating a net revenue of $171,007 as compared to $303,936 for the immediately preceding quarter. The production averaged a net 655 Mcfd and 22 barrels of condensate per day ("Bopd") during the period as compared to 941 Mcfd of natural gas and 32 Bopd of condensate for the previous quarter. For the nine month period, the average production was 827 mcfd and 31 Bopd of condensate as compared to 1,014 mcfd of natural gas and 38 Bopd of condensates for the corresponding period in 1996. The decline in revenue and production is related to the Madera 30-1 well attaining two separate of pay-outs in December 1996 and May 1997. As a consequence, the Company's net revenue interest in Madera 30-1 was reduced from 54% to 35%. The adjustment to revenue and production was made prospectively in this quarter.

A workover was carried out on the 25-1 well in an attempt to re-establish production from the Atoka limestone during the previous quarter. Following the workover the well produced intermittently and was deemed uneconomic to continue producing from the Atoka limestone. The 25-1 well was recompleted in the Wolfcamp zone on August 8 and is currently testing 300 Mcfd of natural gas and 25 Bopd of condensates. The Company has a 63.75% working interest (47.175% net revenue interest) in the 25-1 well. The Company's interest may increase depending on the distribution of interest of non-consent working interest owners.

East Grieve Prospect, Natrona County, Wyoming

The Company tested the 3-32 well during the second quarter of 1997 and failed to recover any significant hydrocarbons. The well will be abandoned at a later date. Management are re-evaluating the results of the 29-1 well and the East Grieve prospect. The lack of success in the 3-32 well and the access restrictions due to topography render the project unattractive at this time.

East Meridian Block "B", Richland County, Montana

The first well of the 1997 drilling program on the Block 'B' prospects commenced drilling during March and reached total depth on April 30th. The well drill stem tested significant quantities of light oil from the Dawson Bay, the Interlake and the Red River 'C' formations. The well was completed as a Red River 'C' producer at an initial rate of 185 Bopd. The well is currently producing at approximately 167 Bopd. Management considers the results justify further activity for this project and have recommended to the operator that additional drilling locations be considered to extend the drilling program.

Management is also encouraged by the number of prospects identified with the 1996 seismic acquisition over Block "B" and has committed the Company to the second phase of 3-D seismic on the Block "A" area to the west of Block "B". The Block "A" seismic survey work started in April and acquisition work was completed on July 29, 1997. The data will be processed by September, 1997.

Block 32, Yemen

The Sabieh 1 well was drilled to a total depth of 2500 meters and was abandoned on June 23, 1997. The Company elected to participate in two additional wells at an 8% working interest. The second well, Darbah 1, was also plugged and abandoned after encountering only minor hydrocarbon shows. The geological horizons have been found as predicted in both wells but it appears that the seismic data is of insufficient quality to adequately define structural
closures.   Reprocessing of the existing seismic data and new data acquisition may be carried out to reduce the structural risk prior to selecting the next well location. Management are disappointed by the results but remain optimistic regarding the potential for commercial hydrocarbons on Block 32.

Block S-1, Republic of Yemen

During the period the Company continued with negotiations with the Ministry of Oil and Mineral Resources (MOMR) for a Production Sharing Agreement on an open Exploration Block (Block S-1) in the Republic of Yemen. A revised MOU offer was submitted to the MOMR on July 2, 1997. As of August 10, 1997 the MOMR have orally agreed to the terms contained in the offer although they have not yet signed the MOU.

ANALYSIS OF FINANCIAL CONDITION

LIQUIDITY AND CASH RESOURCES

On March 26, 1997 the Company issued 4,400,000 special warrants ("Special Warrants") at $1.30 per special warrant. The offering was conducted outside the United States, pursuant to Rule 903(c)(3) of SEC Regulation S, and inside the United States pursuant to SEC Rule 506. The Company obtained the final receipts for its Prospectus on or before June 26, 1997 from each of the Securities Commissions in the provinces of British Columbia, Alberta, Ontario and Quebec. The Prospectus qualified for distribution 4,400,000 common shares of the Company issued upon the exercise of 4,400,000 previously issued Special Warrants.

Each Special Warrant entitled the holder thereof to acquire one common share of the Company at no additional cost. All Special Warrants were exercised on July 7, 1997 resulting in the issuance of 4,400,000 common shares. This offering generated net proceeds of $5,167,671 to the Company after Agents' commission of $371,800 and issue expenses of $180,529.

There were no other issuances of shares during the quarter. The Company as at June 30, 1997, had 18,181,377 common shares issued and outstanding.

During the three month period, the Company sold its investment in IPC International Power Corporation for proceeds of $1,012,500. The transaction resulted in a gain of $262,500 to the Company.

The capital expenditures in the Company's North American operations for the three month period were $1,623,380 which related primarily to the seismic acquisition costs in Block A, the East Meridian prospect, Montana, and the drilling of Prevost #1, Burgess 28 #1 and Larson #18-1 wells on the same prospect.

The Company incurred $2,510,283 in capital expenditures in its Yemen operations during the three month period. The expenditures primarily related to the drilling of Sabieh-1 well, seismic acquisition costs and local office costs.


OPERATING RESULTS

The revenues from the Madera field and South Evetts field increased to $819,525 for the nine month period as compared to $709,458 for the same period in 1996. Higher product prices resulted in increased revenue despite a normal production decline and reduction in net revenue interest due to Madera 30-1 well attaining pay-out. The average product prices were $2.73 per mcf for natural gas and $21.38 for condensates and oil as compared to $1.88 per mcf for natural gas and $19.11 for condensates and oil in 1996.


General and administrative expenses during the three month period were $293,605 as compared to $255,851 for the corresponding period in 1996. The increase is mainly attributable to non-recurring items such as the relocation of the Company's head office from Vancouver, British Columbia to Calgary, Alberta, and higher professional fees. The Company capitalized general and administrative expenses of $228,000 during the period which were directly attributable to its activities in Yemen.


Depletion and depreciation expenses were $641,180 during the nine month period as compared to $677,520 for the corresponding period in 1996. The decrease was attributable to the write-down of oil and gas properties in 1996 which reduced the depletable asset base for 1997 and the pay-out in Madera 30-1 well which resulted in reduced production. Subsequent to the release of the consolidated financial statements for the year ended September 30, 1996, the Company discovered an error in its calculations of proven oil and gas reserves. As a result, the Company's oil and gas properties were overstated by $2,600,000. The error was recorded retroactively effective September 30, 1996 in 1997 by an additional write-down of $2,236,000 and additional depletion expense of $364,000.


TransGlobe posted a loss of $518,659 ($0.04 per share) for the nine month period compared to a loss of $729,221 ($0.10) for the same period in 1996. For the three month period, the Company generated net earnings of $211,963 ($0.02 per share) compared to a loss of $281, 491 ($0.04 per share) for the same period in 1996.

                                    PART II

                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


ITEM 2.  CHANGES IN SECURITIES

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No items were submitted to a Vote of the Security Holders during the fiscal quarter.

ITEM 5.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)  EXHIBITS

(b)  Form 8-K Filings

A Form 8K was filed on June 26, 1997. The items reported were: sale of equity securities pursuant to Regulation S; the conditional listing of certain of the Company's common shares as restricted "Dot S" securities on the Alberta Stock Exchange; and the issuance by certain Canadian securities regulatory authorities of receipts for a prospectus related thereto.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TRANSGLOBE ENERGY CORPORATION



(R.G. Clarkson, President and CEO)

Date August 13, 1997