Form 10KSB
period 1997-09-30
TRANSGLOBE ENERGY CORP
filed 1997-12-29
CIK 736744

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                      ------------------------------------
                                  FORM 10-KSB
(Mark One)
    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
        OF 1934 (FEE REQUIRED)
                  For the fiscal year ended September 30, 1997

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from          to

                         Commission file number 0-11378

                         TRANSGLOBE ENERGY CORPORATION
                 (Name of Small Business Issuer in Its Charter)

               BRITISH COLUMBIA                                    N/A
 State or other Jurisdiction of Incorporation      (I.R.S. Employer Identification No.)
                or Organization)

                 1450, 505 - 3 STREET S.W., CALGARY, AB T2P 3E6
             (Address of Principal Executive Office)  (Postal Code)
                                  403-264-9888
                (Issuer's Telephone Number, Including Area Code)
         Securities registered under Section 12(b) of the Exchange Act

             TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE
                     N/A                                   ON WHICH REGISTERED

         Securities registered under Section 12(g) of the Exchange Act:
                      ------------------------------------
                         COMMON SHARES -- NO PAR VALUE
                                (Title of Class)

    Check whether the issue: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]
No [X].

    Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10 KSB [ ].

    Issuer's revenues for its most recent fiscal year were $1,502,395.

    The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of the stock, as of December 9, 1997 was $18,173,618.

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS Check whether the issuer has filed all documents and reports required to be filed by section 1, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
    As of December 9 1997 18,181,377 common shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
    If the following documents are incorporated by reference, briefly describe the part of the Form 10-KSB (e.g., part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). NONE

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     TransGlobe Energy Corporation (referred to herein as "TransGlobe" or the "Company") and its wholly owned subsidiaries TransGlobe Oil and Gas Corporation, TransGlobe International (Holdings) Inc., (referred to herein as "TransGlobe International") and TG Holdings Yemen Inc. ("TG Yemen") are primarily engaged in the exploration for, development, and production of, oil and gas in New Mexico and Montana in the United States and the Republic of Yemen.

     The Company was organized under variations of the name "Dusty Mac" in 1968 as a mineral exploration and extraction venture. In 1992 the company entered into the oil and gas exploration and development field. In 1995 the Company was renamed "TransGlobe Energy Corporation" and its U.S. subsidiary was renamed "TransGlobe Oil and Gas Corporation". As of December 9, 1997 the Company was not under any form of bankruptcy, receivership or similar proceeding and there has not been any material reclassification, merger, consolidation not in the ordinary course of business. The Company has made significant acquisitions in the fiscal year ended September 30, 1997 as described herein.

     All of the Company's U.S. oil and gas properties are held through its subsidiary -- "TransGlobe Oil and Gas Corporation," -- a Washington State Corporation ("TransGlobe US"). The Company operates in the Madera field, New Mexico; and participates as a working interest partner in the East Meridian lands in Montana. During the year, October 1, 1996 to September 30, 1997 ("fiscal 1997"), TransGlobe participated in the drilling of five wells on the East Meridian lands resulting in four oil wells and one dry and abandoned well.

     The Company incorporated TransGlobe International and TG Yemen under the laws of Turks and Caicos Islands during fiscal 1997. The Company's oil and gas interests located in the Republic of Yemen have been transferred to TG Yemen. A more detailed description of the oil and gas properties can be found under Item 2 -- Properties.

     In addition to its oil and gas properties, the Company holds the Barstow silver claim, located in Barstow, California.

     The Company owns no oil or gas properties in Canada. The Company does not refine any crude oil, or market at retail, any oil or petroleum products. The Company does not own any drilling rigs, and generally, all of its drilling activities are performed by independent drilling contractors on a contract basis.

     All dollar amounts in this document are expressed in United States dollars unless otherwise noted.

     As of September 30, 1997 the Company's net proved reserves totalled 145,719 barrels of oil and natural gas liquids and 2,213 MMcf of natural gas, which had an after tax present value at constant prices of $4,659,000 (see ("Reserves" and "Estimated Future Revenues and Present Worth"). The Proved Reserves are primarily found in two Madera wells, located in New Mexico, and four wells producing on the East Meridian lands, located in Montana. TransGlobe U.S. holds mineral rights on undrilled lands in New Mexico, Texas, Colorado, Wyoming, and Montana. A summary table of the Company's land position is found under "Productive Wells and Acreage".

     In January, 1997, the Company entered into a farm-out agreement with Clyde Expro plc ("Clyde"), and Oranje-Nassau Yemen B.V. ("Oranje-Nassau") concerning an exploration concession, Block 32, in the Republic of Yemen. The Company has since participated in the acquisition of seismic data and the drilling of three exploratory wells in Block 32.

     The Company entered into a Memorandum of Understanding (MOU) in August 1997, as a first step towards a Production Sharing Agreement ("PSA") on an exploration block, Block S1, in the Republic of Yemen. The MOU spells out all the major financial terms of the PSA. The Company is presently in discussions with the Ministry of Oil and Mineral Resources (the "MOMR") in the Republic of Yemen and concluded negotiations on the PSA during December 1997.

     During 1996, the Company acquired a 15 percent equity interest in IPC International Power Corporation ("IPC") for $750,000. In May 1997, the Company sold its investment in IPC for proceeds of $1,012,500, resulting in a gain of $262,500 to the Company.

GENERAL CONDITIONS RELATING TO OIL AND GAS EXPLORATION AND PRODUCTION OPERATIONS

     The Company's operations are subject to all the risks normally incident to the exploration for and production of oil and gas including geological risks, operating risks, political risks, development risks, marketing risks, and logistical risks of operating in Yemen.

INDUSTRY RISKS

     The Company is subject to normal industry risks due to the relatively small size of the Company, its low level of cash flow and lack of earnings to date, and the nature of the Company's involvement in the exploration for, and the acquisition, development and production of, oil and natural gas. Exploration for oil and natural gas involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. There is no assurance that further commercial quantities of oil and natural gas will be discovered by the Company.

     The Company's operations are subject to the risks normally incident to the operation and development of oil and natural gas properties and the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature decline of reservoirs, invasion of water into producing formations, blow-outs, cratering, fires and oil spills, all of which could result in personal injuries, loss of life and damage to the property of the Company and others. Although the Company maintains insurance, in amounts and coverages which its considers adequate, in accordance with customary industry practice, the Company is not fully insured against all of these risks, nor are all such risks insurable, and, as a result, liability of the Company arising from these risks could have material adverse effect upon its financial condition.

     The operations and earnings of the Company may be affected from time to time in varying degrees by political developments and laws and regulations, such as forced divestiture of assets; restrictions on production, imports and exports; price controls, tax increases and retroactive tax claims; expropriations of property; and cancellation of contract rights. Both the likelihood of such occurrences and their overall effect upon the Company can vary greatly and are not predictable.

     The marketability and price of oil and natural gas which may be acquired or discovered by the Company may be affected by numerous factors beyond the control of the Company. The Company may be affected by the differential between the price paid by refiners for light, quality oil and various grades of oil produced by the Company. The Company is subject to market fluctuations in the prices of oil and natural gas, deliverability uncertainties related to the proximity of its reserves to pipeline and processing facilities and extensive government regulation relating to prices, taxes, royalties, land tenure, allowable production, the export of oil and natural gas and many other aspects of the oil and natural gas business. The Company's operations will be further affected by the remoteness of, and restrictions on access to, certain properties as well as climatic conditions. The Company is also subject to compliance with federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company is not aware of present material liability related to environmental matters. However, it may, in the future, be subject to liability for environmental offenses of which it is presently unaware.

EXPLORATION AND DEVELOPMENT

     The Company's participation in Block 32 and Block S-1 in Yemen, represent a major undertaking. The exploration program in Yemen is a high-risk venture with uncertain prospects for success. There are no assurances that commercial amounts of oil and natural gas will be discovered in either Block 32 or Block S-1. So far the five wells drilled by the Contractors in Block 32 have been dry holes. There are eight wells on Block S-1 and although some of the wells have encountered shows of hydrocarbons, none have produced commercial quantities.

     Even if commercial amounts of oil are discovered in Block S-1 or Block 32, development of it, including the required pipeline and production facilities, would take several years. The Company's development plan would likely involve drilling several wells in an attempt to demonstrate to financiers an economic reserve size exists, and contingent on financing, pipelines and production facilities would be constructed to produce the oil. The assumptions in the Company's development plan are based on the experience of management and the historical operational experience of other companies working in the vicinity. The assumptions may not be accurate in the future and therefore the project economics may be adversely affected. The harsh operating climate, adverse topography, or unanticipated drilling or logistical problems may cause cost overruns or may make a development project uneconomic. Future development of either Block 32 or Block S-1 will require additional financing which may not be available or if available may not be on favourable terms.

     The operations and earnings of the Company and its subsidiaries are also affected by local, regional and global events or conditions that affect supply and demand for oil and natural gas. These events or conditions are generally not predictable and include, among other things, the development of new supply sources; supply disruptions; weather; international political events; technological advances; and the competitiveness of alternative energy sources or product substitutes.

TITLE TO PROPERTIES

     The Company's interests in the U.S. producing properties and non-producing properties are in the form of direct or indirect interests in leases. Such properties are subject to customary royalty interests generally contracted for in connection with the acquisition of properties, liens incident to operating agreements, liens for current taxes and other burdens and mineral encumbrances and restrictions. The Company believes that none of these burdens materially interferes with the use of such properties in the operation of the Company's business.

     As is customary in the oil and gas industry, little or no investigation of title is made at the time of acquisition of undeveloped properties (other than a preliminary review of local minerals records). Investigations are generally made, including, in most cases, receiving title opinion of local counsel, before the commencement of drilling operations. A thorough examination of title has been performed with respect to substantially all of the Company's producing properties in the United States and the Company believes that it has generally satisfactory title to such properties.

     The Company participates, in Yemen and the United States, with industry partners with access to greater resources from which to meet their joint venture capital commitments. Should the Company be unable to meet its commitments, the joint venture partners may assume some or all of the Company's deficiency and thereby assume a pro-rata portion of the Company's interest in production from the joint venture lands. The Company is not a majority interest owner in many of its properties and does not have sole control over the future course of development in those properties.

EMPLOYEES

     At September 30, 1997 the Company had three full time and four part time employees or independent consultants. All other personnel engaged in the Company's offices are contracted on a part time, retainer or day rate basis. The Company employs the services of consulting geologists and engineers as well as oil field personnel as needed. In February 1997, the Company hired Mr. C. S. (Juneyt) Tirmandi, as Chief Financial Officer. Mr. Tirmandi, a Chartered Accountant and Chartered Business Valuator, has over twenty one years of financial experience, eleven of which were directly acquired in the oil and gas industry. In September 1997, the Company hired Dr. James Bambrick, a geophysicist, who has over twenty years of experience in the oil and gas industry.

COMPETITION

     The Company encounters strong competition from other independent operators and from major oil companies in acquiring properties suitable for development, in contracting for drilling equipment and in securing trained personnel. Many of these competitors have financial resources and staffs substantially larger than those available to the Company. The availability of a ready market for oil and gas discovered by the Company depends on numerous factors beyond its control, including the extent of production and imports of oil and gas, the demand for its products from the United States and Republic of Yemen, the proximity and capacity of natural gas pipelines and the effect of state or federal regulations.

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

POLITICAL RISKS RELATING TO YEMEN

     Beyond the risks inherent in the oil and gas industry, the Company is subject to additional risks resulting from doing business in Yemen. While the Company has attempted to reduce many of these risks through agreements with the Government of Yemen and others, no assurance can be given that such risks have been mitigated. These risks can involve matters arising out of the evolving laws and policies of Yemen, the imposition of special taxes or similar charges, oil export or pipeline restrictions, foreign exchange fluctuations and currency controls, the unenforceability of contractual rights or the taking of property without fair compensation, restrictions on the use of expatriates in the operations and other matters.

     There can be no assurance that the agreements entered into with the Government of Yemen and the MOMR and others are enforceable or binding in accordance with TransGlobe's understanding of their terms or that if breached, the Company would be able to find a remedy. The Company bears the risk that a change of government could occur and a new government may void the agreements, laws and regulations that the Company is relying on. Operations in Yemen are subject to risks due to the harsh climate, difficult topography and the potential for social, political, economic, legal and financial instability.

     PROJECTIONS, ESTIMATES AND DESCRIPTIONS OF THE COMPANY'S PLANS AND OBJECTIVES INCLUDED OR INCORPORATED IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS. ACTUAL FUTURE PROJECT DATES, PRODUCTION RATES, CAPITAL EXPENDITURES, COSTS AND BUSINESS PLANS COULD DIFFER MATERIALLY DUE TO, AMONG OTHER THINGS, THE OUTCOME OF COMMERCIAL NEGOTIATIONS; RESULTS OF DRILLING ACTIVITIES; CHANGES IN OPERATING CONDITIONS AND COSTS; TECHNICAL DIFFICULTIES; AND OTHER FACTORS DISCUSSED ABOVE AND ELSEWHERE IN THIS REPORT.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company operates a natural gas and natural gas liquids producing property in the Madera field in south-eastern New Mexico. During fiscal 1997, the Company participated in the drilling of five wells in the East Meridian field, in Montana which resulted in four producing oil wells. Productive wells and acreage as of December 9, 1997 were as follows:

                                                                   GROSS                NET
                                                              ----------------    ---------------
                                                                OIL       GAS      OIL       GAS
                                                              -------    -----    ------    -----
Productive wells*..........................................         6        3       1.3      1.3
Developed acreage**........................................     2,600      680       809      380
Undeveloped acreage***.....................................   123,276    9,467    28,006    2,842
                                                              -------    -----    ------    -----

---------------

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

PRODUCTION RESULTS:

     The Company's average production, sales price and average production (lifting) cost per equivalent barrel of oil for the three years ended September 30, 1997 were as follows:

                                                                                            AVERAGE
                                                                                           PRODUCTION
                                                      PRODUCTION         AVERAGE PRICE      COST PER
                                                   -----------------   -----------------   EQUIVALENT
FISCAL YEAR ENDED SEPTEMBER 30                      OIL       GAS       OIL       GAS      BARREL***
-------------------------------------------------  ------   --------   ------   --------   ----------
                                                   (Bbl*)   (Mmcf**)   (Bbl*)   (Mmcf**)
1997.............................................  17,396      280     $20.23    $ 2.67      $ 2.81
1996.............................................  15,330      400     $19.81    $ 1.85      $ 2.44
1995.............................................  15,200      388     $17.42    $ 1.37      $ 1.86

---------------

*   Barrels ("Bbl")

**  Million cubic feet ("Mmcf")

*** Calculated on the basis of six mcf of natural gas for each barrel of oil and natural gas liquids.

DRILLING RESULTS:

     Below is a summary of the Company's drilling activity for the three years ended September 30, 1997.

                                                                                              REPUBLIC OF
                                                                   UNITED STATES                 YEMEN
                                                        -----------------------------------   -----------
                                                          EXPLORATORY        DEVELOPMENT      EXPLORATORY
                                                        ----------------   ----------------   -----------
WELLS DRILLED (GROSS) FISCAL YEAR                       PRODUCTIVE   DRY   PRODUCTIVE   DRY       DRY
------------------------------------------------------  ----------   ---   ----------   ---   -----------
1997..................................................       4        1         0        0         2
1996..................................................       0        3         0        1         0
1995..................................................       1        1         0        0         0

     Subsequent to year end, the Company drilled one dry hole in the East Meridian lands in Montana. The third well in Block 32 in Yemen was being drilled as of December 23, 1997.

UNITED STATES

EAST MERIDIAN, MONTANA

     The East Meridian lands comprise an exploration program focused in the western portion of the Williston Basin in Richland County, Montana. This prospect consists of 107,820 acres of leases (24,833 net acres) that cover an area that measures approximately 12 miles East to West and 30 miles South to North, covering approximately 340 square miles. The area has been subdivided into two blocks of approximately equal size (Block A and Block B). TransGlobe has a 25% working interest (a 20% net revenue interest) in the prospect, comprising 123,276 gross acres (28,006 net acres). TransGlobe's working interest is subject to a royalty of 18% to the leaseholders and a gross overriding royalty of 2% payable to John Lucken, now a director of the Company and Vice President of Operations, TransGlobe US. The focus of the prospect was based on 600 miles of old two-dimensional seismic data that suggested the area was under-explored for the potential of known Paleozoic producing reservoirs existing in producing fields located on and off the block.

     Burlington Resources Inc., a subsidiary of Burlington Northern Inc., controls the lands in and around the prospect and offered some areas for oil and natural gas exploration proposals in 1996. They encouraged seismic activity and exploration drilling in order to evaluate their under-explored lands.

     In April, 1996, TransGlobe entered into a joint venture with Collins & Ware, Inc., ("Collins & Ware") a privately owned oil and natural gas company based in Midland, Texas. TransGlobe agreed to pay 50% of the costs involved in the 3-D seismic survey on the east half of the prospect area ("Block B") with an option to participate in a similar interest on the west half of the acreage ("Block A"), and to pay 50% of the lease costs to earn a 25% working interest in the prospect. TransGlobe's share of the drilling costs will be 25%, being its earned working interest share.

     The acquisition of the 3-D data on the area comprising Block B commenced in May and was completed in August 1996 at a gross cost of $2.6 million ($1.3 million net to TransGlobe) , and as a result the Company earned a 25% working interest in the Block B lands. Collins & Ware conducted a 3-D seismic survey on Block A which started in May and was completed in July, 1997. The cost of the 3-D seismic survey on Block A was approximately $940,000 net to the Company. The Company paid 50% of the lease costs on Block A and paid 50% of the cost of the Block A seismic survey to earn a 25% working interest in Block A.

     The first well, targeting a Red River prospect (Prevost-1), was completed on April 30, 1997. The cost of this well was $1,094,968 to drill, complete and equip for production. TransGlobe paid 25% of the costs of the well ($273,742). The Prevost-1 well encountered four oil zones, three of which recovered oil by drill stem testing. The well was cased as an oil well and was then completed for production from the Red River "C" formation. The well has been placed into production at a rate of 180-185 barrels of oil per day ("BOPD").

     The second well (Burgess-1) targeting a Tyler sand prospect commenced drilling on May 4, 1997. The well failed to encounter any hydrocarbons and was plugged and abandoned on May 19, 1997.

     The third well (Larson-1) was drilled during June 1997. The Larson-1 well encountered oil in the Red River "C" zone and was placed on production during July 1997 at a rate of 101 BOPD and 41 barrels of water per day. The water production is believed to be caused by a poor cement bond with the well casing. The well is currently being reworked in an attempt to shut off the water production and increase oil production.

     The fourth well (Oakland-1) was drilled during August 1997. The Oakland-1 well encountered oil in the Red River "C" zone and was completed and placed on production during September 1997 at a rate of 240 barrels of oil per day.

     A fifth well (CWI -- BN 17-1) was drilled during September 1997. The CWI -- BN 17-1 well encountered oil in the Red River "C" zone, the Winnipegosis and in the Dawson Bay formation. The well was completed in the Winnipegosis and the Red River "C" and was placed on production during October 1997 at an initial rate of 120 barrels of oil per day.

     The reserves found in the four oil discoveries described above are considered proven and can be found under the heading "Oil and Natural Gas Reserves" in the "Crude Oil" column.

     Additional drilling locations for Red River and Tyler prospects have been identified on the 3-D seismic. The Company and partners (Burlington Resources Inc., Collins & Ware Inc. and Mantaur Petroleum Corporation) have approved a Red River prospect to be drilled during December 1997/January 1998. This test well is planned to test the Red River "C" formation with horizontal drilling technology. The Company and partners have also approved a Tyler prospect to be drilled immediately following the horizontal Red River.

MADERA GAS FIELD, LEA COUNTY, NEW MEXICO

     During fiscal 1997, the Madera gas field averaged net production rates of 764 mcf per day of natural gas and 28 barrels of natural gas liquids for the Company. The comparable figures for 1996 were 998 mcf per day of natural gas and 39 barrels of natural gas liquids. The drop in production is related to natural production declines and the Madera 30-1 well attaining two separate of pay-outs in December 1996 and May 1997. As a consequence, the Company's net revenue interest in Madera 30-1 was reduced from 56% to 35%. The decline in net production was partially offset by improved product prices. The Company averaged $2.67 per mcf ($1.85 per mcf in 1996) and $20.23 per barrel ($19.81 per barrel in 1996) for natural gas and natural gas liquids respectively. Total revenue from the Madera field was $954,302 in 1997 as compared to $1,019,483 in 1996.

     A workover was carried out on the 25-1 well in an attempt to re-establish production from the Atoka limestone during the second quarter of fiscal 1997. Following the workover the well produced intermittently and was deemed uneconomic to continue producing from the Atoka limestone. The 25-1 well was recompleted in the Wolfcamp zone in August. Additional perforations and a stimulation program to attempt to increase the production rate has been approved by the working interest owners and is planned for January 1998.

     The Company has a 63.75% working interest (47.175% net revenue interest) in the 25-1 well. The Company's interest may increase depending on the distribution of interest of non-consent working interest owners.

SOUTH EVETTS PROSPECT, WINKLER AND LOVING COUNTIES, TEXAS

     The South Evetts Prospect is comprised of 640 gross acres located in Winkler and Loving counties in Texas. TransGlobe has a 21.875% working interest (15.75% net revenue interest) in the University "20-12" well and 12.192% working interest (8.778% net revenue interest) in the University "20-11" well. In the balance of the acreage, the Company has an 11.84% working interest.

     The Company's net production from the above wells during 1997 was 3 mcf of natural gas and 7 barrels of natural gas liquids per day. The net operating income was negligible. The marginal results thus far warrant no further exploration in this prospect.

EAST GRIEVE PROSPECT, NATRONA COUNTY, WYOMING

     The East Grieve prospect is a structural/stratigraphic prospect located in the Southeastern Wind River Basin of central Wyoming, approximately 50 miles west of Casper.

     The Company has a 97.5% working interest in 960 acres over the prospect area. The Company drilled two wells in this prospect. The initial well "29-1" is suspended and requires further work and evaluation. The second well, "32-3" was tested during June 1997 and did not recover any hydrocarbons. The "32-3" well is currently suspended. The lack of success in this well and the access restrictions due to topography render the project unattractive at this time. The Company intends to abandon the well during 1998.

REPUBLIC OF YEMEN

REPUBLIC OF YEMEN -- BACKGROUND

     The Republic of Yemen came into existence on May 22, 1990 after the unification of Yemen Arab Republic (North Yemen) and People's Democratic Republic of Yemen (South Yemen). Yemen is situated on the southern tip of the Arabian peninsula bordering the Sultanate of Oman and Saudi Arabia and covers an area of approximately 555,000 sq. km (the border with Saudi Arabia is disputed). The population is 16.1 million (1994 census) with the capital being Sanaa (population 972,000).

     The currency of Yemen is the Yemeni Riyal (YR). The value of the YR has devalued from 33YR per US$ in 1992 to 130YR per US$ in 1997. The majority of the contracts for services in the petroleum sector are denominated in US dollars. However some local services are paid in YR. Some of the costs incurred by the Company in Yemen may be affected by variations in the exchange rate.

OIL EXPLORATION, DEVELOPMENT AND PRODUCTION IN YEMEN

     After years of exploration and drilling, North Yemen and South Yemen became commercial oil producers in 1987 and 1993 respectively. According to the Economist Intelligence Unit's 1st quarter 1997 country report (the "Economist Report"), current total crude oil production in Yemen is approaching 365,000 BPD. Production levels are expected to increase, as new fields come on stream. Increases in Yemen's crude oil production are dependent on an active exploration and development program. The Economist Report notes Yemen's desire to encourage an increased level of exploration work.

     In the north, Yemen Hunt Oil Company ("Yemen Hunt"), a subsidiary of Hunt Oil Company of the US, and Exxon jointly operate the Marib field. According to the Economist Report, output from this field is presently around 170,000 BPD of oil. Hunt Oil and Exxon also manage the Jannah field, which came on line in October 1996. According to the Economist Report, it is producing about 15,000 BPD of oil presently, but plans are to increase production in that field to 30,000 BPD of oil by the end of 1997 and to about 75,000 BPD by the end of 1998.

     Calgary-based Canadian Occidental Petroleum Ltd. ("Canadian Occidental") followed Yemen Hunt with discoveries in its Masila block in eastern Yemen during 1991. According to the Economist Report, production from its Masila block is about 180,000 BPD of oil.

BLOCK 32

     Block 32 is located in Howarime, Hadramaut Governate and is adjacent to Canadian Occidental's Masila block to the south. It was awarded by the Yemeni parliament on March 24, 1992 to a group of companies headed by Clyde as operator pursuant to a Production Sharing Agreement (the "PSA") dated September 24, 1991 among Clyde, Oranje Nassau, Norsk Hydro Yemen a.s., Ansan Wikfs (Hadramaut) Limited (the "Contractors") and MOMR. After the end of the first exploration period, 2,092 sq. km. of the original contract area was relinquished. The contract area is presently 4,838 sq. km.

FARM-OUT AGREEMENT

     On January 24, 1997, TransGlobe entered into a Farm-Out Agreement with Clyde and Oranje-Nassau on Block 32 in Yemen. The first well, Sabieh-1, was drilled during May/June 1997 on the Sabieh structure and resulted in a dry hole. TransGlobe then participated in a second well, Darbah 1, which also resulted in a dry hole. A third well, the Tasour 1 well is currently drilling ahead to the primary objective. After the well reaches total depth it will be logged, cased and production tested. The Company holds an 8% working interest in Block 32.

PRODUCTION SHARING AGREEMENT (PSA)

     Upon any commercial development of Block 32, the Contractors and MOMR will share revenues and expenses in respect of Block 32 as follows:

     1. The Yemeni government will receive a 10% royalty ("Royalty") levied on total oil production.

     2. After payment of the Royalty, the Contractors are entitled to recover their costs against the lesser of

       A   25% of annual oil revenue; and

       B   the aggregate of:

          -- 100% annual operating expenses;

          -- 25% per annum of total development expenditures; and

          -- 25% per annum of total exploration expenditures.

     If the costs recoverable in any quarterly period, including costs carried forward from previous quarters, exceed the value determined according to the above formula, the unrecovered excess is carried forward for recovery in the next succeeding quarter or quarters until fully recovered, but cannot be recovered after termination of the PSA.

     3. The balance of revenues from oil production is shared by MOMR and the Contractors as follows:

       PRODUCTION LEVEL (BPD)                                             MOMR     CONTRACTORS
       ---------------------------------------------------------------    ----     -----------
       0 to 25,000....................................................    77%          23%
       25,000 to 50,000...............................................    79%          21%
       50,000 to 75,000...............................................    81%          19%
       75,000 to 100,000..............................................    83%          17%
       100,000 to 150,000.............................................    85%          15%
       150,000 to 200,000.............................................    87%          13%
       200,000 +......................................................    90%          10%

     In addition to the Royalty, the Yemeni government will receive a production bonus of $2 million on a declaration of commerciality and bonuses of $4 million, $6 million, and $6 million should the production rate exceed 50,000, 100,000, and 200,000 BPD of oil respectively. The Yemeni government also receives the proceeds of a 3% tax levied on exploration expenditures by the Contractors.

     The Contractors also pay a 2% gross overriding royalty to Highstown International Inc., a private Panama company, based on their share of oil revenues, for local agents' services rendered during the awarding of Block 32.

     The MOMR assumes and pays the Contractors' Yemeni income taxes out of MOMR's share of revenues pursuant to the PSA.

BLOCK S1

     The Company has signed a memorandum of understanding ("MOU") with the Yemen Ministry of Oil and Mineral Resources (the "MOMR") on Block S1 in the Republic of Yemen in August, 1997. The MOU sets out the commercial terms of a Production Sharing Agreement ("PSA") and allows the Company to proceed with negotiating a PSA with the MOMR. TransGlobe has been negotiating for Block S1 since 1995.

     In December, 1997, the Company concluded the PSA on terms previously agreed on the MOU. Under the PSA, TransGlobe has agreed to a work commitment consisting of the acquisition of 150 sq. km of new 3D seismic and the drilling of three wells. This first phase of exploration will cost approximately $11 million over a period of two and a half years. Depending on the results of the first phase of exploration, an optional second phase of two and a half years of exploration will be undertaken at a cost of another $11 million.

     Block S1 which covers an area of 4,500 sq. km, was explored previously by Shell Oil between 1990 and 1993 and by a Soviet oil prospecting expedition between 1983 and 1990. Shell drilled four wells which encountered several oil shows which were not tested. Additional prospects were identified by Shell Oil which have not yet been drilled and tested. TransGlobe expects to drill and test some of these prospects during the first phase of the exploration program.

     The Company has agreed in the PSA with the MOMR, subject to the PSA approval by the Yemen Parliament, it will pay a "signature bonus" of $2.0 million to MOMR. The Company will also pay a finders fee of $1.0 million to De Marino Associates, Inc., and others (the "Finders") and a local agent fee payable to the Al Ahmar Establishment for Trading and General Agencies (the "Al Ahmar Group") of $2.0 million dollars and 100,000 common shares of TransGlobe. In addition the Al Ahmar Group will receive a carried interest on the profit oil of 2.00 percent and the Finders will receive an additional fee of $1.5 million if the Company discovers proven recoverable reserves of more than 40 million barrels of oil on the S-1 Block. The Yemeni parliament is expected to review the PSA during the first quarter of 1998.

     The Company is actively seeking partners for the S-1 block in the Republic of Yemen. Technical information packages have been prepared and sent to several interested parties.

RESERVES

     The Company causes to be prepared an annual estimate of its oil and gas reserves. Other than proved reserves found by drilling in the East Meridian field, there have been no acquisitions or sales of reserves during fiscal 1997. Subsequent to the release of its financial statements for the year ended September 30, 1996, management discovered an error in the calculation of proven oil and gas reserves. This error was caused by the use of gross rather than net revenue interests and the failure to give effect to the pay-out clauses in the calculation of the Company's share of reserve quantities and net cash flows from the Madera "30-1" well. The impact of this error was a write-down of oil and gas properties of $2,600,000 which was recorded retroactively as a prior period adjustment.

     In conjunction with the filing of a Canadian prospectus dated June 23, 1997, qualifying for distribution 4,400,000 common shares issued upon the exercise of 4,400,000 previously issued special warrants, the Company filed a reserve report with certain Canadian securities regulatory authorities. This report was prepared by Outtrim Szabo Associates Ltd. ("Outtrim Szabo"), independent petroleum consultants of Calgary, Alberta as at March 1, 1997. This report estimated the net proved reserves after royalty and future net revenues as follows:

                           RESERVES                               FUTURE NET REVENUE
          -------------------------------------------     ----------------------------------
          OIL AND NATURAL GAS LIQUIDS     NATURAL GAS     UNDISCOUNTED     DISCOUNTED AT 10%
          ---------------------------     -----------     ------------     -----------------
                    (Bbls)                  (Mmcf)
                    79,948                   2,749         $5,538,000         $ 3,930,000

     The differences between the reports prepared on March 1, 1997 and September 30, 1997 are due to the oil discoveries in East Meridian, Montana, the changes in product prices, production during the period from April 1, 1997 to September 30, 1997 and downward revisions to reserves in the Madera field.

     The reserve and recovery information contained in the Outtrim Report are only estimates. The actual production and ultimate reserves in the Madera gas field and Montana oil pools may be greater or less than the estimates in the Outtrim Report.

     The following table set forth the proved reserves of the Company as at September 30, 1997, 1996 and 1995. Estimated quantities for the fiscal 1995 were prepared by Williamson Petroleum Consultants Inc., Midland, Texas. Estimated quantities for the fiscal years 1997 and 1996 were prepared by Outtrim Szabo.

NET PROVED RESERVES AFTER ROYALTY                                  1997       1996(1)       1995
--------------------------------------------------------------    -------     --------     ------
Oil and Natural Gas Liquids (Bbls)............................    145,719      83,537      69,120
                                                                  -------      ------      ------
Natural gas (MMcf)............................................      2,213       2,855       1,926
                                                                  =======      ======      ======

---------------

(1) 1996 -- reserve quantities were adjusted for the error referred to above.

     The discoveries in the East Meridian prospect, Montana resulted in net proved oil reserves (after royalty) of 84,211 barrels to the Company. Total oil and liquids production in fiscal 1997 was 17,396 barrels. The balance of the change in oil and natural gas liquids reserves was due to the revision of the previous estimates resulting from the error referred to above. The natural gas reserves were revised by 3,083 Mmcf due to the same error. The balance of the change from 1996 was production of 280 MMcf.

ESTIMATED FUTURE NET REVENUE AND PRESENT WORTH

     The estimated future net revenues from the Company's proved oil and gas reserves at September 30, 1997 are $6,531,000 and the present value (discounted at 10%) was $4,659,000.

     Estimated present worth of the Company's net oil and gas reserves is set forth in the following tabulation:

                                                                            PRESENT WORTH
                                                                       AS AT SEPTEMBER 30, 1997
                                                                   --------------------------------
                                                                   UNDISCOUNTED   DISCOUNTED AT 10%
                                                                   ------------   -----------------
Proved developed oil and gas reserves............................   $6,531,000       $4,659,000
                                                                    ==========       ==========

     The present value of estimated future net revenues set forth above is computed using the estimated future net revenues and a discount factor of ten percent (10%) over the projected life of each property. See "Disclosure about Oil and Gas Producing Activities".

     Future net revenues and present worth values as at September 30, 1997 were computed using the following average unescalated prices:

          Crude oil (Bbl)..................................................  $17.82
          Natural gas liquids (Bbl)........................................  $18.63
          Natural gas (mcf)................................................  $ 2.70

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

     The availability of a market for oil and gas produced from the properties of the Company and the prices received are dependent upon numerous factors, most of which are beyond the control of the Company. Such factors include the level of domestic production, the availability of distribution and transportation facilities and capacity thereon, the availability and price of fuels competitive with oil and gas, demand for oil and gas and refined products and governmental regulation and taxation. Such factors make it impracticable to predict with any degree of certainty future demand for, or prices of, oil or gas produced by the Company. Historically the Company has experienced high demand and prices for its gas production during the winter months.

MINERAL EXPLORATION

     There was no change in the Company's inventory of mineral properties during fiscal 1997. TransGlobe continues to maintain its 100% interest in the patented claims on the Barstow silver property in California. However, prevailing silver price renders this property uneconomic. Therefore, the Company has abandoned its plan to develop the Barstow property and consequently has written off the capitalized costs.

     During fiscal 1996, the Company also allowed the mineral leases it held in the Osoyoos Mining Division of British Columbia to expire and wrote-off the capitalized costs.

OFFICE RELOCATION

     In May, 1997, the Company moved its head office to Suite 1450, 505-3(rd) Street S.W., Calgary, Alberta from Vancouver, British Columbia.

ITEM 3  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     Not applicable.

                                    PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION:

     The Company's Common Shares have been listed in the United Sates on the NASDAQ Small Cap Market since March 1984. "TGLEF" is the Company's current trading symbol. The Company's common shares have also been listed on The Alberta and Toronto Stock Exchanges in Canada since July and November 1997 respectively under the symbol of "TGL". Currently less than 5% of total trading occurs on The Alberta and Toronto Stock Exchanges. The following table sets forth, for the calendar periods indicated, the range of high and low prices in U.S. dollars for the Company's Common Shares as reported by the NASDAQ.

                                                                    HIGH PRICE         LOW PRICE
QUARTER                                                           QUARTER DURING     DURING QUARTER
--------------------------------------------------------------    --------------     --------------
Oct 1/95 - Dec 31/95..........................................        $ 5.63             $ 2.63
Jan 1/96 - Mar 31/96..........................................        $ 4.81             $ 2.38
Apr 1/96 - Jun 30/96..........................................        $ 5.06             $ 3.38
Jul 1/96 - Sep 30/96..........................................        $ 4.25             $ 2.22
Oct 1/96 - Dec 31/96..........................................        $ 3.06             $ 0.88
Jan 1/97 - Mar 31/97..........................................        $ 2.56             $ 1.00
Apr 1/97 - Jun 30/97..........................................        $ 2.25             $ 0.97
Jul 1/97 - Sep 30/97..........................................        $ 2.38             $ 0.94
Oct 1/97 - Dec 8/97...........................................        $ 1.44             $ 0.91

     The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

HOLDERS:

     According to the records maintained by the Company's registrar and transfer agent, on September 30, 1997 there were 449 registered shareholders resident in the United States holding among them an aggregate of 12,651,101 shares of the Company, being approximately 69.6% of the total issued and outstanding shares of the Company.

DIVIDENDS:

     The Company has never paid any cash dividends and presently intends to retain any earnings to finance the growth of its business.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO YEAR ENDED SEPTEMBER 30, 1996:

REVENUES

     During 1997, the Company's oil and gas revenues were $1,121,798 compared to $1,113,274 for 1996. The revenues were generated primarily from the Madera No. 30-1 well in New Mexico. The Prevost#1, Larson 18-1 and Oakland wells in the East Meridian field were placed on full production in June, August and September 1997 respectively. One other discovery, the CWI BN 17-1 well, was not yet on stream at September 30, 1997.

     The production from the Madera 30-1 well declined to 764 mcf per day of natural gas and 28 barrels of natural gas liquids per day during 1997 from 998 mcf per day of natural gas and 39 barrels of natural gas liquids per day a year ago. The decrease was the result of natural production declines and the reduction of the

Company's net revenue interest from 56% to 35% as a result of the well attaining two separate pay-outs in December 1996 and May 1997.

     The average price received for Madera gas increased from $1.85 during 1996 to $2.67 during 1997 and the average price received for natural gas liquids increased from $19.81 during 1996 to $20.23 during 1997. The price increases were largely attributable to normal than colder winter conditions in 1996/97. The Company's total revenues from the Madera field declined to $954,302 in 1997 from $1,019,483 a year ago.

     The revenues from the East Meridian field during 1997 totalled $96,199 with an average oil price of $17.90 per barrel. Two wells in the South Evetts field added $55,860 to the Company's revenues in 1997.

     The Company's interest income increased to $199,897 from $33,915 in 1996. This was directly attributable to interest earned on funds raised from the Canadian special warrants offering.

     The Company sold its investment in IPC International Power Corporation for $1,012,500, which resulted in a gain of $262,500.

EXPENSES

     Operating expenses were $180,050 compared to $200,379 in 1996. In November 1996, the Company has reduced operating expenses on the Madera field by cutting back on non-essential services and by streamlining production accounting procedures.

     General and administrative expenses increased to $1,253,223 from $833,344 a year ago. The increase was mainly largely attributable to higher legal fees incurred as a result of various non-recurring regulatory and legal matters arising during the tenure of the Company's previous management (an increase of $263,000). The balance of the difference was related to a general increase in the level of many expense items due to increased corporate activity.

WRITE-DOWN OF MINERAL PROPERTIES

     The Company has abandoned its plan to develop the Barstow property and consequently has written of the capitalized costs of $1,724,310 to operations. The Company is presently considering an offer to sell this property to avoid further advance royalty payments.

WRITE-DOWN OF OIL AND GAS PROPERTIES

     Under Canadian Generally Accepted Accounting Principles ("GAAP"), the net book value of oil and gas properties is limited to the estimated future net revenue (undiscounted) expected to be generated from the oil and gas properties using constant prices and costs after deducting all expected future costs, including general and administrative costs, financing costs and income taxes. Only proved reserves are considered in estimating future net revenue. Costs exceeding those amounts expected to be recovered in the future are written off. The above calculation is commonly referred to as the ceiling test.

     The Company performed a ceiling test as at September 30, 1997 using the above methodology and determined that the net book value of the oil and gas properties exceeded the future net revenue by $3,710,000. This amount was consequently charged to operations.

     Under the United States GAAP, the future net revenue as calculated for the ceiling test excludes future general and administrative costs, financing costs and income taxes but must be discounted at 10%. The effect of applying this provision to the Company's financial statements would increase the ceiling test write down and the loss from operations by $1,273,000 for the year ended September 30, 1997.

LOSS FOR THE YEAR

     The Company reported a loss of $6,268,791 ($0.46 per share) for the year ended September 30, 1997 as compared to a loss of $3,370,096 ($0.43 per share) for 1996 under the Canadian Generally Accepted

Accounting Principles ("GAAP"). Had the Company followed the U.S. GAAP, the loss for the year would have been $7,442,785 ($0.55 per share) for 1997 as compared to $3,876,209 ($0.49 per share) for 1996.

CAPITAL EXPENDITURES

     During 1997, TransGlobe incurred $4,010,788 in capital expenditures in the United States. The comparable figure in 1996 was $4,043,417. The Company spent $1.6 million on Block A seismic and lease acquisition costs on East Meridian lands. The drilling and completion of four oil wells and drilling of one dry hole on East Meridian lands resulted in net costs of $1.2 million. The "3-32" well in the East Grieve prospect cost another $500,000. The carry over costs on the "1-29" well in East Grieve was approximately $300,000. The work-over and recompletion of the Madera 25-1 well was another $150,000. The balance of the expenditures were incurred on South Evetts, Monty, Black Dog and Breeze prospects.

     TransGlobe spent $3,607,343 during 1997 on its activities in the Republic of Yemen. Of these expenditures $3,329,183 were incurred on the Block 32 as follows:

          Drilling and abandonment of Sabieh well....................    $2,245,626
          Drilling and abandonment of Darbah well....................       348,456
          Seismic acquisition costs..................................       309,967
          Local office costs.........................................       189,127
          Taxes and bonuses to the MOMR and the Government of
            Yemen....................................................       236,007
                                                                         ----------
                                                                         $3,329,183
                                                                         ==========

     The balance of the expenditures in Yemen were related to Block S1 ($95,678) and capitalized overhead costs of $182,482.

LIQUIDITY AND CASH RESOURCES

     During fiscal 1997, TransGlobe was involved in two major financings. The first one was the issuance in November 1996 of zero coupon convertible debentures for net proceeds of $3,221,852 after issue expenses, discounts and commissions of $771,203. In January 1997, all convertible debentures were converted into 4,569,021 common shares.

     On March 26, 1997 the Company issued 4,400,000 special warrants ("Special Warrants") at $1.30 per special warrant. The offering was conducted by private placement outside the United States, pursuant to Rule 903 of SEC Regulation S, and inside the United States pursuant to SEC Rule 506. The Company obtained the final receipts for its Prospectus on or before June 26, 1997 from each of the Securities Commissions in the provinces of British Columbia, Alberta, Ontario and Quebec. The Prospectus qualified for distribution 4,400,000 common shares of the Company issued upon the exercise of 4,400,000 previously issued Special Warrants.

     Each Special Warrant entitled the holder thereof to acquire one common share of the Company at no additional cost upon the issuance of the final receipts from the Canadian securities commissions. All Special Warrants were exercised on July 7, 1997, resulting in the issuance of 4,400,000 common shares. This offering generated net proceeds of $5,179,127 to the Company after Agents' commission of $371,800 and issue expenses of $169,073.

     In addition to the above major issues, 316,000 common shares were issued pursuant to a private placement and on exercise of employee stock options resulting in net proceeds of $389,221 to the Company.

     At September 30, 1997, the Company had cash resources of $3.5 million and net working capital of $2.4 million, after accounts payable and accrued liabilities relating to the capital expenditures.

     At September 30, 1997, accounts payable included amounts payable to the operator in the East Meridian field of $545,261, accrued liabilities of $246,328 pertaining to the capital expenditures in the East Meridian field, accrued payables of $337,845 to the operator of Block 32 and revenue payable of $270,461 to working interest partners in the Madera field. Accounts receivable included production revenue receivable of $231,210 from the East Meridian field.

     TransGlobe entered into a PSA with the MOMR in the Republic of Yemen in December, 1997. Upon approval of the PSA by the Yemen Parliament, the Company will pay a "signature bonus" of $2.0 million to MOMR, a finders fee of $1.0 million to the Finders and a local agent fee payable to the Al Ahmar Group of $2.0 million dollars and 100,000 common shares of TransGlobe. The PSA commits the Company to an exploration program consisting of the acquisition of 150 sq. km of new 3D seismic and the drilling of three wells at a cost of approximately $11 million over a period of two and a half years. The Company is presently looking for partners to participate in the Block S1. If the Company fails to find partners for this Block by the end of January 1998, it will not carry on with its obligations under the PSA and the contract will become null and void.

     In addition to the commitments in Block S1, the Company is anticipating additional seismic acquisition and drilling costs on Block 32 during fiscal 1998. The Company estimates its share of the expenditures to be approximately $1 million for 1998.

     In the United States, the Company expects to continue its exploration program on East Meridian lands, Montana by drilling seven wells at a net cost to it of approximately $2 million. The Company has also acquired an interest in the Moline Lake prospect in North Dakota by agreeing to pay lease costs of $100,000 and committing to a 3-D seismic program for $175,000. Depending on the seismic results, the Company may participate in a horizontal well as to 50% working interest. The Company's net share of drilling costs in this well is estimated to be $700,000.

     In order to finance the capital expenditures referred to above, the Company will have to raise additional capital by way of equity or debt financing. There is no assurance that the Company will be able to raise the necessary equity and/or debt capital to undertake these projects in which case the Company may be forced to amend its fiscal 1998 exploration program.

YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO YEAR ENDED SEPTEMBER 30, 1995:

REVENUES

     During fiscal 1996, the Company's oil and gas revenues, net of royalties, were $1,022,324 compared to $758,774 for fiscal 1995. The revenues were generated substantially from the Madera No. 30-1 well, New Mexico. The average price received for Madera gas increased from $1.37 per mcf during 1995 to $1.85 per mcf during 1996 and the average price received for natural gas liquids increased from $17.42 per barrel during 1995 to $19.81 per barrel during 1996. The increased prices were enhanced by an increase in production from 1,064 mcf per day in 1995 to 1,095 mcf per day in 1996. Natural gas liquids production stayed the same at 42 barrels per day in 1995 and 1996.

EXPENSES

     Operating expenses were $200,379 in fiscal 1996 compared to $148,645 in fiscal 1995. General administrative expenses increased to $833,344 in 1996 from $785,506 in fiscal 1995 due to increased wages and management fees. The increase in this item was somewhat offset by reduced travel, promotion and advertising expenses.

WRITE-DOWN OF MINERAL PROPERTIES

     The Company had a number of mineral claims in the Osoyoos Mining Division of British Columbia. In 1996, the Company allowed the leases on the claims to expire. Consequently capitalized costs of $279,240 were written off to operations.

WRITE-DOWN OF OIL AND GAS PROPERTIES

     Subsequent to the release of the consolidated financial statements for the year ended September 30, 1996, the Company discovered an error in its calculation of proved oil and gas reserves and determined that the estimated reserves in the Madera field were overstated by $2,600,000 ($2,971,000 under U.S. GAAP). The decrease in value has been recorded retroactively to September 30, 1996 as follows:

                                                                    CANADIAN BASIS     U.S. BASIS
                                                                    --------------     ----------
Additional write-down of oil and gas properties.................      $2,236,000       $2,607,000
Additional depletion expense....................................         364,000          364,000
                                                                      ----------       ----------
                                                                      $2,600,000       $2,971,000
                                                                      ==========       ==========

LOSS FOR THE YEAR

     The Company reported a loss of $3,370,096 ($0.43 per share) in fiscal 1996 after the retroactive adjustment of $2,600,000 as compared to a loss of $797,743 ($0.12 per share) in fiscal 1995 under the Canadian Generally Accepted Accounting Principles ("GAAP"). Had the Company followed the U.S. GAAP, the loss for fiscal 1996 would have been $3,876,209 ($0.49 per share) as compared to $2,292,217 ($0.34 per share) for fiscal 1995.

CAPITAL EXPENDITURES

     The Company incurred $4,043,416 in capital expenditures on oil gas properties in the United States. A large portion of these expenditures were on the East Meridian prospect 3-D seismic and lease acquisition.

     In addition, TransGlobe acquired 750,000 (15% of the issued and outstanding) Class "A" voting shares of IPC International Power Corporation at a cost of $750,000, which was funded from the proceeds of a share issuance.

LIQUIDITY AND CASH RESOURCES

     The Company issued 1,683,058 Common Shares at an average price of $2.79 per share pursuant to private placements for net proceeds of $4,697,816 (after deducting the issue expenses of $170,058) . In addition 50,000 Common Shares were issued for an oil and natural gas property at a deemed price $2.79 per share and 7,000 for employee bonuses at a deemed price of $2.87 per share.

     At September 30, 1996, the Company had cash resources of $588,664 and no long-term debt.

ITEM 7  FINANCIAL STATEMENTS

     The financial statements called for by this item are set forth below.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

NAME, AGE                       POSITION                                     TERM
----------------------------    -------------------------------------------  --------------------
Dr. George H. Laycraft, 73      Chairman of the Board                        07/19/95 to present
                                President                                    01/21/91 - 07/19/95
                                Board Member                                 03/28/71 to present
Ross G. Clarkson, 44            President and Chief Executive Officer(1)     12/04/96 to present
                                Board Member                                 10/11/95 to present
Erwin L. Noyes, 59              Vice-President, Operations (1)               11/08/96 to present
                                Corporate Secretary                          12/04/96 to present
                                Board Member                                 10/11/95 to present
John E. Lucken, 58              Board Member                                 06/13/95 to present
Robert A. Halpin, 62            Board Member                                 03/21/97 to present
Nicholas F. Kuich, 59           Board Member                                 03/21/97 to present
C.S. (Juneyt) Tirmandi, 44      Chief Financial Officer                      02/17/97 to present

---------------

(1) On November 8, 1996, Mr. Noyes replaced Mr. Richard Coglon as the Company's acting President and was also appointed Vice-President, Operations. On December 4, 1996, Mr. Clarkson became the Company's President and CEO and Mr. Noyes was appointed Corporate Secretary in addition to his position as Vice-President, Operations.

     Directors serve for a term of one year, but are eligible for re-election annually by the shareholders.

     Dr. Laycraft is a retired medical doctor and has served as a director and senior officer of the Company for the past 26 years, as Vice-President until January 21, 1991 when he was appointed President and CEO, which position he served in until July 19, 1995 when he was appointed to his current position as Chairman of the Company. Dr. Laycraft also serves on the Board of Directors of Ultra Petroleum Corp., RIS Resources International Corp. and Arrowhead Minerals Ltd., all public companies listed on the Vancouver Stock Exchange and joint venture partners with the Company in a number of oil and gas properties. Dr. Laycraft was also a director and shareholder of IPC International Power Corporation until May, 1997. He is also the President and owner of Amadeus Consultants Ltd., which provided consulting services, office facilities and secretarial services to the Company in fiscal 1995 and 1996.

     Mr. Clarkson was initially retained by the Company as a technical advisor to assist in its Yemen concession and in negotiations with the MOMR. He was appointed as the President and Chief Executive Officer of the Company on December 4, 1996 and has served as a director of the Company since October, 1995.

     Mr. Clarkson was formerly employed (1988 to 1996) as a senior geological advisor with Petro Canada, a major Canadian oil company, and has in excess of 20 years of domestic and international oil and natural gas exploration experience, including Resident Manager of Petro Canada (Yemen) Inc. (1989 to 1993); Senior Project Geologist with Canadian Occidental in Yemen in 1987 and Supervisor of International Exploration/Geologist with Ranger Oil Limited (1979 to 1986).

     Mr. Noyes was initially engaged by the Company as a consultant to assess its Yemen concessions and to assist with related negotiations. He was appointed acting President on November 8, 1996, pending Mr. Clarkson's appointment as President, and Vice-President, Operations of the Company on a part-time basis on November 8, 1996 and has served as a director since October, 1995. Mr. Noyes brings to the Company in excess of 30 years of oil and natural gas exploration and production experience in both domestic and international operations; including as General Manager in Yemen for Canadian Occidental Petroleum (1987 to
1991), as a self-employed oil consultant (1991 to 1996) and with several Canadian Occidental affiliates, as Production Manager in Calgary (1982 to 1986) and as Gas Operations Manager for Canada Cities Service, responsible for all natural gas production/processing, pipeline and facilities construction and operations (1978-1982).

     Mr. Lucken serves as a director of the Company since June 13, 1995 and Vice President of Operations, TransGlobe U.S. on a part-time basis. He was the Manager of U.S. Operations between June 13, 1995 and March 21, 1997 and was previously a consultant to the Company. For the past 22 years he has been consulting as an independent senior petroleum geologist in the oil and gas industry throughout the Rocky Mountain States and the Gulf Coast of Texas.

     Mr. Halpin brings to the Company 40 years of experience in the petroleum industry worldwide; as Vice-President of International Exploration and Production with Petro Canada Resources of Calgary, Alberta (1988 to his retirement in October, 1993), and in similar positions with Trend International Ltd., of Denver, Colorado; Saga Petroleum A.S. of Oslo, Norway; Amerada Hess Corporation and American Independent Oil Company, both of New York; Chevron Canada in Saskatchewan and Manitoba and Mobil Corporation in New York, Libya and Alberta. Mr. Halpin is also a non-executive director of Fountain Oil Inc., a public company listed on NASDAQ.

     Mr. Kuich brings to the Company over 30 years of international and domestic experience as a geologist with Mobil Corporation (from 1964 until his retirement in 1995), including three years as a technical consultant for the Asia/Pacific region, where he conducted regional studies in Malaysia, the South China Sea, Western Indonesia, the Philippines and New Zealand; and 14 years of supervisory and management roles in geological work and evaluations, with operations in the Gulf Coast of Texas, Morocco, Angola and surrounding countries; off-shore Alaska in the Bering Sea; off-shore Norway and Nigeria; and geophysical studies in Libya and Nigeria.

     Mr. Tirmandi has in excess of 21 years of diverse experience in financial management. Since 1994, Mr. Tirmandi has provided financial advisory services to companies primarily in the oil and natural gas industry. During 1990-1993, he was employed as Vice-President Finance of Transwest Gas Systems Ltd., then a privately owned natural gas transmission company.

     Mr. Tirmandi was the Secretary-Treasurer and Chief Financial Officer of Rio Alto Exploration Ltd, a Toronto Stock Exchange ("TSE") listed oil and gas company, from 1986 to 1990. He was the controller of Atlantis Resources Ltd., a TSE listed oil and gas company from 1984 to 1986. Mr. Tirmandi articled with and worked for Peat Marwick Thorne, Chartered Accountants between 1980 and 1984.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     On December 29, 1996, the Company filed a report on Form 12b-25 disclosing that as of at least September 30, 1996, the Company was no longer a "foreign private issuer" as defined in Rule 3b-4. Present management has subsequently determined that as of the month ending June 30, 1993 the Company was no longer a "foreign private issuer", as of which time the Company's officers, directors and any 10% shareholders became subject to the reporting requirements of Section 16(a) of the U.S. Securities Exchange Act of 1934 ("Exchange Act"). During 1997 the Company's present officers and directors first effected filings pursuant to the provisions of Section 16(a). However, the Company's officers and directors have been filing substantially similar information with the British Columbia Securities Commission since 1987 or earlier.

     The Company has never received any Section 16(a) reports from Mr. Richard Coglon, whose tenure as an officer ended on or about November 8, 1996, and whose tenure as a director ended on or about March 21, 1997.

     Simultaneously with the filing of this report on Form 10-KSB, Mr. C. S. Tirmandi, the Company's Chief Financial Officer first employed by the Company on February 17, 1997, is filing Form 3. Mr. Tirmandi's only ownership of interests in the Company's securities has been in the form of options, granted pursuant to the Company's Stock Option Plan, to acquire up to 80,000 of its common shares.

     According to the Forms 3 and 4 filed pursuant to Section 16(a) by the Company's officers and directors, the following facts appear:

     George W. Laycraft (Chairman). Dr. Laycraft engaged in three hundred twenty-seven (327) transactions in prior fiscal years and four (4) transactions in the fiscal year ending September 30, 1997 that were not reported to the SEC on a timely basis. He tendered one (1) late Form 3 and twenty-four (24) late Form 4's in 1997. For the purpose of this disclosure, the Company is treating as a single Form 4 a Form 4 filing for a particular month, although the filing may have used multiple Form 4's denominated as page 1, 2, etc. due to the number of transactions. The only known failure by Dr. Laycraft to file a form required by
Section 16(a) was the tender of the late forms set forth above.

     Ross G. Clarkson (President and Chief Executive Officer). Mr. Clarkson engaged in nine (9) transactions in prior fiscal years and three (3) transactions in the fiscal year ending September 30, 1997 which were not reported on a timely basis to the SEC. He tendered one (1) late Form 3 and five
(5) late Form 4's in 1997. The only known failure by Mr. Clarkson to file a form required by Section 16(a) was the tender of the late forms set forth above.

     Erwin L. Noyes (Director, Secretary and Vice President, Operations). Mr. Noyes engaged in eleven (11) transactions in prior fiscal years and three (3) transactions in this fiscal year ending September 30, 1997 that were not reported on a timely basis. He tendered one (1) late Form 3 and seven (7) late Form 4's in 1997. The only known failure by Mr. Noyes to file a form required by
Section 16(a) was the tender of the late forms set forth above.

     John E. Lucken (Director). Mr. Lucken engaged in three (3) transactions in the fiscal year ending September 30, 1997 which were not reported on a timely basis to the SEC. He tendered one (1) late Form 3 and two (2) late Form 4's in 1997. The only known failure by Mr. Lucken to file a form required by Section 16(a) was the tender of the late forms set forth above.

     Nicholas F. Kuich (Director). Mr. Kuich engaged in one (1) transaction in the fiscal year ending September 30, 1997 which was not reported on a timely basis to the SEC. He tendered one (1) late Form 4 and one (1) late Form 3 in 1997. The only known failure by Mr. Kuich to file a form a form required by
Section 16(a) was the tender of the late forms set forth above. Due to an error this filing was made one day late.

     Robert Arthur Halpin (Director). Mr. Halpin engaged in one (1) transaction in the fiscal year ending September 30, 1997 which was not reported on a timely basis to the SEC. He tendered one (1) late Form 4 and one (1) late Form 3 in 1997. The only known failure to file a form was the tender of the late forms set forth above. Due to an error this filing was made one day late.

     C.S. Tirmandi (Chief Financial Officer). Mr. Tirmandi filed one (1) late Form 3 in the fiscal year ending September 30, 1997. The only known failure by Mr. Tirmandi to file a form required by Section 16(a) was the tender of the late form set forth above.

     Under Section 16(b) of the Exchange Act, a corporation (such as the Company) with a class of equity securities registered under that Act may require payment to it of any "profit" resulting from any sale and purchase, or purchase and sale, of such securities during a six-month period by any officer, director or 10% shareholder. Liability is strict, without reference to any wrongful intent or knowledge, and "profit" is calculated by matching of transactions so as to result in the highest theoretical "profit," even if the transactions were not sequential and an economic loss in fact resulted. Section 16(b) is unique to U.S. law, and has no counterpart in the law of Canada or other industrialized nations.

     On April 16, 1997, the Company received demand letters from two attorneys seeking to require payment to the Company of alleged "short swing profits" resulting from certain of the transactions described above and transactions involving Richard Coglon. The Company unilaterally obtained agreement by Messrs. Clarkson and Noyes to repay their alleged short swing profits of CDN $10,815 and CDN $14,780, respectively. Such payments have been made in full.

     By letter dated August 8, 1997 the Company notified the aforementioned two attorneys that it was cost-ineffective for the Company to further pursue recovery of short swing profits unilaterally. Thereafter, John E. Lucken agreed to pay the Company US $61,466 in alleged short swing profits pursuant to a Debt Repayment Agreement dated September 19, 1997, with payments of $1,500 per month at an interest rate equal to the Canadian Prime Rate. Mr. Lucken is current in his payments.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets out all compensation awarded to, earned by or paid by the Company for each of its three most recently completed financial years to the executive officers and directors of the Company who were in such positions during the last completed financial year ("Named Executive Officers").

NAME                                                                     LONG TERM COMPENSATION(7)
POSITION WITH COMPANY                  YEAR    SALARY      OTHER          SECURITIES UNDER OPTION
-------------------------------------  ----    -------    -------       ---------------------------
George H. Laycraft
Chairman, Director...................  1997    $21,655    $   Nil       155,000(8)
Chairman, Director...................  1996    $26,375    $ 4,762(4)     75,000(8)
President, Director..................  1995    $19,631    $35,990(4)    150,000(8)
Ross G. Clarkson
President, Director(1)...............  1997    $72,993    $ 8,336(6)    300,000(8)(9)
Director, Consultant.................  1996    $   Nil    $11,726(6)     50,000(8)
Consultant...........................  1995    $   Nil    $12,771(6)     19,000 (cancelled)
Richard Coglon
President & CEO, Director(1).........  1997    $10,000    $ 5,000(2)     13,100
President & CEO, Director............  1996    $87,915    $23,261(2)    300,000
                                                          $ 2,788(5)
President from Aug. 1/95.............  1995    $14,541    $ 2,181(2)    150,000
                                                          $88,808(3)    205,000 (168,600 cancelled)
                                                                        150,000 (cancelled)
Erwin Noyes
Vice-President, Operations,            1997    $60,688    $ 9,854(6)
  Secretary, Director(1).............                                   235,000(8)(9)
Director, Consultant.................  1996    $   Nil    $43,632(6)     50,000(8)
Consultant...........................  1995    $   Nil    $12,270(6)     23,000 (cancelled)
John E. Lucken
Director, Consultant.................  1997    $   Nil    $48,000(6)    120,000(8)(9)
Director, Consultant.................  1996    $   Nil    $32,000(6)    Nil
Director, Consultant.................  1995    $   Nil    $18,000(6)     40,000
Robert A. Halpin
Director.............................  1997    $   Nil    $   Nil       120,000(8)
Nicholas F. Kuich
Director.............................  1997    $   Nil    $   Nil       120,000(8)
C.S. Tirmandi
Chief Financial Officer..............  1997    $   Nil    $22,738(6)     80,000(8)

---------------
(1) Refer to note 1 to the Table under Item 9 hereof.

(2) Rent and secretarial services to a company controlled by Mr. Coglon.

(3) Legal fees to Richard L. Coglon Law Corporation, a law firm controlled by Mr. Coglon.

(4) Consulting fees, rent and secretarial services paid to a company controlled by Dr. Laycraft.

(5) Parking and club membership fees.

(6) Consulting fees.

(7) There are no outstanding restricted shares or units and the Company does not have a long-term incentive plan, pension plan or other compensatory plan for its executive officers.

(8) Refer to Incentive Stock Options and SARs.

(9) Refer to Note (2) to the table "Option Grants During the Most Recently Completed Financial Year.

INCENTIVE STOCK OPTIONS AND SARS

SARS

     The Company has not granted and does not intend to grant, stock appreciation rights (SARs) representing rights to receive a payment in cash or an issue or transfer of securities of the Company based wholly or in part on changes in the trading prices thereon.

STOCK OPTION PLAN

     During the fiscal year ended September 30, 1997, the Company granted stock options to certain of its directors, senior officers, employees and others, pursuant to applicable securities laws and policies of The Alberta and Toronto Stock Exchanges.

     On April 16, 1997 the Board of Directors of the Company adopted a stock option plan, subject to shareholder approval. Such approval will be sought at the upcoming Annual General and Special Meeting of Shareholders of the Company to be held on or about March, 1998.

     The Plan, once approved will be administered by the Board of Directors of TransGlobe (the "Board"). Transactions under the Plan are intended to comply with all relevant provisions of law, including, without limitation, the United States Securities Act of 1933 and the regulations thereunder, all applicable conditions of Rule 16b-3 or its successors under Section 16 of the United States Securities Exchange Act of 1934, the Securities Act and the regulations thereunder of the province in which TransGlobe is resident and in the provinces in which optionees may reside, and the requirements of the NASDAQ Stock Market, Inc. ("NASDAQ"), The Alberta Stock Exchange (the "ASE"), The Toronto Stock Exchange (the "TSE"), and any other stock exchange or market upon which the Company's common shares may listed or quoted.

     The material provisions of the Plan are explained below:

1 -- Eligibility

     The Board may from time to time authorize the grant of options to a senior officer or key employee of the Company or any subsidiary of the Company; subject to applicable laws, a person providing on-going consulting services to the Company or a subsidiary of the Company; or a member of the Board of Directors of the Company or of a subsidiary of the Company.

2 -- Shares subject to the Plan

     - the aggregate number of common shares to be issued from time to time upon the exercise of options granted under the Plan will not exceed 1,117,037 common shares;

     - no single officer, employee, or director of the Company will hold options for more than 5% of the issued and outstanding common shares;

     - the aggregate number of common shares to be issued upon the exercise of options granted under the Plan to consultants from time to time will not exceed 2% of the issued and outstanding common shares; and

     - no single consultant will be granted options for more than 1% per year of the issued and outstanding common shares.

3 -- Terms and conditions of options

     - The per-share exercise price of each option granted will not be less than the market value (the "Market Value") of a common share on the date an option is granted, which Market Value will be determined as follows:

     - if the common shares are listed or quoted on any established stock exchange or market, including without limitation the TSE or the ASE, the NASDAQ National Market System or the NASDAQ Small Cap Market, the Market Value will be no less than the higher of the last sale prices of a common share at the close of business on the last trading day preceding the date on which such option is granted; and

     - in the absence of an established market for the common shares, the Market Value will be determined in good faith by the Board.

     - The latest date on which an option may be exercised will be the fifth anniversary of the date the option was granted.

     - 50% of the options granted to each optionee under the Plan will become vested and exercisable on the six-month anniversary of the grant date, or at such other time as may be established by the Board at the time of grant, and the balance on the first anniversary of the grant date.

     - No option or any interest therein will be transferable or assignable otherwise than by will or pursuant to the laws of succession;

     - If any optionee ceases to be eligible for a grant of options under the Plan for any reason (a "Termination"), except the death of an optionee or by reason of retirement pursuant to an established retirement policy of the Board, all options granted to the optionee under the Plan and then held by the optionee will, to the extent such options were exercisable immediately prior to Termination, continue to be exercisable by the optionee for a period of 30 days following Termination or until the expiration date of the option if earlier.

     - If termination is by reason of retirement pursuant to an established retirement policy of the Board, all options held by the retiring optionee will become vested and exercisable, to the extent not already vested and exercisable, immediately prior to retirement, and they continue to be exercisable until their original expiration date.

     - In the event of the death of an optionee all options granted to the optionee under the Plan and held by the optionee immediately before death will, to the extent such options were exercisable at that time, continue to be exercisable by the legal representative of the optionee for a period of 6 months following the death of the optionee or until the expiration date of the option if earlier.

4 -- Term of Plan

     The Plan will terminate on April 16, 2007.

5 -- Amendments to Plan

     Amendments to the Plan, from time to time, will become effective on the date of the approval of such amendments by the Board, subject to approval of such amendments by securities regulators under applicable laws, or ratification by the shareholders of the Company at a general meeting, as may be required.

     The following table sets out particulars concerning incentive stock option grants to Directors and Executive Officers during the last completed financial year and the fiscal year-end value of unexercised options.

                                                                                     % OF TOTAL
                                                                                      OPTIONS
                                                                                     GRANTED TO       EXERCISE
                                                               SHARES UNDER          EMPLOYEES         PRICE
NAME                                                         OPTIONS GRANTED       IN FISCAL YEAR    ($/SECURITY)
-------------------------------------                      --------------------    --------------    ----------
George Laycraft......................       150,000(1)              11.2%          Cdn. $2.25          11-27-98
                                              5,000(2)               0.4%          U.S. $1.56          04-23-02
Ross Clarkson........................       200,000(1)              14.9%          Cdn. $2.25          11-27-98
                                            100,000(2)               7.5%          U.S. $1.56          04-23-02
Erwin Noyes..........................       135,000(1)              10.1%          Cdn. $2.25          11-27-98
                                            100,000(2)               7.5%          U.S. $1.56          04-23-02
John Lucken..........................        55,000(1)               4.1%          Cdn. $2.25          11-27-98
                                             65,000(2)               4.9%          U.S. $1.56          04-23-02
Robert A. Halpin.....................       120,000(2)               9.0%          U.S. $1.56          04-23-02
Nicholas Kuich.......................       120,000(2)               9.0%          U.S. $1.56          04-23-02
C.S. Tirmandi........................        80,000(2)               6.9%          U.S. $1.56          04-23-02

---------------

(1) Part of 540,000 options granted prior to adoption the Plan on November 27, 1996.

(2) Part of 670,000 options granted under the Plan.

     During the year, the Executive Officers did not acquire any common shares on exercise of stock options.

     Based on the closing price of the Company's shares as traded on NASDAQ on September 30, 1997 ($1.25 per share), the value of unexercised options held by the Executive Officers was nil.

COMPENSATION OF DIRECTORS

     The directors, in their capacity as directors of the Company, receive no fees on an annual or per meeting basis, but the Company has periodically granted to its directors incentive stock options to purchase common shares (see prior tables).

     Messrs. Ross Clarkson and Erwin Noyes, both directors, prior to their appointment as President and Vice-President, Operations respectively, have provided geological consulting services to the Company, when required, at a rate of Cdn. $500 per day. Mr. John Lucken, also a director of the Company, in his capacity as Vice-President, Operations of TransGlobe U.S., received a monthly retainer of $4,000 ($3,000 prior to January, 1997) pursuant to a consulting contract. (Refer to the "Summary Compensation Table" for consulting fees paid to the directors during the three most recently completed fiscal years).

EMPLOYMENT CONTRACTS

     Mr. Clarkson was appointed President and Chief Executive Officer of the Company on December 4, 1996, which appointment will continue until November 30, 1998 unless sooner terminated by the Company. Mr. Clarkson has entered into an employment contract with the Company, which provides for a monthly salary of Cdn. $10,000 (approx. U.S. $7,200) in return for a full-time commitment to the Company. The Company also paid to Mr. Clarkson an amount of $15,000 for agreeing to become the President of the Company. Mr. Clarkson is also entitled to a performance bonus payable in fully paid shares, upon the Company's cash flow reaching specified amounts.

     The employment contract may be terminated by Mr. Clarkson on 30 days' written notice. In addition, if the Board of Directors does not have a majority of its members comprised of Dr. Laycraft, Mr. Noyes and others whose nomination was proposed by them, Mr. Clarkson may, within six months after that event, elect to terminate the contract and his employment, and the Company will pay to him a retirement allowance in an amount equal to 24 months of his then current salary. If Mr. Clarkson should die during the term of the contract, the Company is required to pay his estate an amount equal to six months of his then current salary.

     Mr. Erwin Noyes was appointed Vice-President, Operations of the Company on November 8, 1996. Mr. Noyes entered into an employment contract with the Company which provides for a monthly salary of Cdn. $5,000 (approx. U.S. $3,600) in return for a part-time commitment to the Company.

     The employment contract may be terminated by Mr. Noyes on 30 days' written notice. In addition, if the Board of Directors does not have a majority of its members comprised of Dr. Laycraft, Mr. Noyes and others whose nomination was proposed by them, Mr. Noyes may, within six months after that event, elect to terminate the contract and his employment, and the Company will pay to him a retirement allowance in an amount equal to six months of his then current salary. If Mr. Noyes should die during the term of the contract, the Company is required to pay his estate an amount equal to six months of his then current salary.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of common shares beneficially owned by each director and officer and by all directors and officers as a group as of December 9, 1997. To the knowledge of the Company, there are no known persons or companies who beneficially own, directly or indirectly, or exercise control or direction over, more than five percent of its shares.

 TITLE
  OF                                                            AMOUNT AND NATURE OF     PERCENT OF
 CLASS             NAME AND ADDRESS OF BENEFICIAL OWNER           BENEFICIAL OWNER         CLASS
-------    ---------------------------------------------------- --------------------     ----------
Common     G.H. Laycraft.......................................        536,205(1)        2.9%
           1403-2075 Comox Street,Vancouver, BC V6G 1S2
Common     R.G. Clarkson.......................................          3,170(2)        0.02%
           2226-246 Stewart Green, S.W., Calgary, AB, T3H 3C8
Common     E.L. Noyes..........................................              0(3)        0%
           1911 Meadowbank Road, Saanichton, BC, V8M 1X9
Common     J.E. Lucken.........................................         18,000(4)        0.1%
           12404 East Vassar Drive, Aurora, CO, 80414
Common     R.A. Halpin.........................................              0(5)        0%
           8907 Baylor Crescent S.W., Calgary, AB, T2V 3N5
Common     N.F. Kuich..........................................              0(5)        0%
           P.O. Box 1492, 0225 Alguezar Dr., Edwards, CO, 81632
Common     C.S. Tirmandi.......................................              0(6)        0%
           6947, Christie Estate Blvd. S.W., Calgary, AB, T3H
           3S1
           All Directors and Officers as a Group...............        557,375           3.1%

---------------

Notes:

(1) G.H. Laycraft also holds warrants to purchase 152,687 common shares at a price of Cdn. $4.15 expiring January 25, 1998 and options to purchase 150,000 common shares at Cdn. $2.25 per share, expiring November 27, 1998 and 5,000 common shares at U.S. $1.56 per share, expiring April 23, 2002.

(2) R.G. Clarkson also holds options to purchase 200,000 common shares at Cdn. $2.25 per share, expiring November 27, 1998 and 100,000 common shares at U.S. $1.56 per share expiring April 23, 2002.

(3) E.L. Noyes holds options to purchase 135,000 common shares at Cdn. $2.25 per share, expiring November 27, 1998 and 100,000 common shares at U.S. $1.56 per share expiring April 23, 2002.

(4) J.E. Lucken also holds options to purchase 55,000 common shares at Cdn. $2.25 per share, expiring November 27, 1998 and 65,000 common shares at U.S. $1.56 per share expiring April 23, 2002.

(5) Messrs. Halpin and Kuich hold options to purchase 120,000 common shares each at U.S. $1.56 each expiring April 23, 2002.

(6) C.S. Tirmandi holds options to purchase 80,000 common shares at U.S. $1.56 per share expiring April 23, 2002.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Amadeus Consultants Ltd., is a company controlled by G.H. Laycraft. In fiscal 1996, the Company paid $4,762 to Amadeus Consultants Ltd., for consulting fees, rent and secretarial services. No fees were paid to Amadeus Consultants Ltd. during fiscal 1997 and Amadeus no longer provides services to the Company.

     G.H. Laycraft is also a director of Ultra Petroleum Corp. ("Ultra") and Arrowhead Minerals Ltd., public companies which are joint venture partners with the Company in a number of oil and gas properties. As at September 30, 1997, Ultra owed $51,346 (1996 - $122,680) to the Company in respect of its joint venture with the Company.

     Geosphere Resources Ltd., is a company controlled by R.G. Clarkson. In fiscal 1996 and 1997, the Company paid $20,062 to Geosphere Resources Ltd., for consulting fees. After Mr. Clarkson's appointment as the President and Chief Executive Officer of the Company on December 4, 1996, the payments to Geosphere Resources Ltd. ceased.

     Richard L. Coglon Law Corporation is a law firm controlled by R.L. Coglon, a former director and officer of the Company. In fiscal 1996 and 1997, the Company paid $34,211 to a company controlled by R.L. Coglon for rent and secretarial services. In 1997, the Company purchased Mr. Coglon's 3.75% working interest in the East Grieve prospect, for $59,545.

     CST Financial Services Inc., is a company controlled by C.S. Tirmandi. In fiscal 1997, the Company paid $22,738 to CST Financial Services Inc., for consulting services.

     John E. Lucken, the Vice-President of TransGlobe US and a director of the Company, has a 2% gross overriding royalty interest on TransGlobe's working interest in the East Meridian prospect, Montana. During 1997, the Company paid to Mr. Lucken $926 for his royalty interest payments. Mr. Lucken is indebted to the Company in the amount of $60,628 as at September 30, 1997. This amount is related to the short swing profits discussed in Item 9 above.

     During 1996, the Company completed a private placement of units, comprising shares of the Company and warrants to purchase additional shares of the Company, at a 15% discount from the closing market price of the Company's shares as traded on the Vancouver Stock Exchange on the day before the transaction. The following directors of the Company participated in this private placement as follows:

                                                                     NAME OF                           NO. OF
                                              PRICE PER UNIT       INTERESTED        NO. OF UNITS     WARRANTS
DATE                         NO. OF UNITS        (CDN. $)           DIRECTOR          PURCHASED       EXERCISED
---------------------------  ------------     --------------     ---------------     ------------     ---------
01-25-96...................     158,227(1)        $ 3.61         George Laycraft        152,687          Nil
                                                                 Ross Clarkson            2,770          Nil

---------------

Notes:

(1) Each unit consisted of one share and one warrant to purchase an additional share at Cdn $3.61 during the first year and Cdn. $4.15 during the second year, expiring January 25, 1998.

     In January, 1996, the Company acquired a 15% equity interest for $750,000 in IPC International Power Corporation ("IPC") which owned a 60% equity interest in British Columbia Hydro International Power Development Corporation. Dr. Laycraft, the Chairman and a director of the Company and a former director of IPC, and associates of Richard Coglon, a former director and president of the Company, owned equity interests in IPC. The Company sold its interest in IPC in April 1997 for proceeds of $1,012,500, resulting in a gain of $262,500.

     During fiscal 1997 Mrs. Julie Clarkson (the spouse of Mr. Ross Clarkson, a director and the President and Chief Executive Officer of the Company), Mr. Allan Bruce Clarkson (the brother of Mr. Clarkson),

Mr. Leslie Trevor Clarkson (the father of Mr. Clarkson), and Mrs. Margaret Bonita Clarkson (the mother of Mr. Clarkson), each purchased 55,000 Special Warrants at $1.30 per Special Warrant. The Special Warrants were converted to Common shares pursuant to the filing of a Prospectus with the Commissions in the provinces of British Columbia, Alberta, Ontario and Quebec. (Note 6(d) in the Consolidated Financial Statements).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS

     Exhibits marked with an asterisk have been previously filed with the Securities and Exchange Commission by the Company, and are incorporated by reference, as indicated. Other exhibits, if not so designated, are filed with this Form 10-KSB.

     Exhibit 3* -- Certificate of Incorporation as amended and by-laws.

     Exhibit 10.1 -- Employment agreement of Ross G. Clarkson dated December 4, 1996.

     Exhibit 10.2 -- Employment agreement of Erwin L. Noyes dated November 8, 1996.

     Exhibit 10.3 -- Stock Option Plan dated April 16, 1997.

     Exhibit 21 -- List of subsidiaries of the Registrant.

                                AUDITORS' REPORT

To the Shareholders of
  TransGlobe Energy Corporation

     We have audited the consolidated balance sheets of TransGlobe Energy Corporation as at September 30, 1997 and 1996 and the consolidated statements of operations and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 1997 and 1996 and the results of its operations and the changes in its financial position for each of the years in the two year period then ended in accordance with generally accepted accounting principles in Canada. As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied on a consistent basis.

Chartered Accountants

Calgary, Canada
November 21, 1997

                         TRANSGLOBE ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEET
                               AS AT SEPTEMBER 30
                          (EXPRESSED IN U.S. DOLLARS)

                                                                      1997             1996
                                                                  ------------     ------------
                                            ASSETS
CURRENT ASSETS
Cash and term deposits (Note 1(f))............................    $  3,489,373     $    588,664
Accounts receivable...........................................         271,671          206,992
Due from related parties (Note 8).............................         137,561          187,784
Prepaid expenses..............................................          38,341            5,396
                                                                  ------------     ------------
                                                                     3,936,946          988,836
                                                                  ------------     ------------
CAPITAL ASSETS
Mineral properties (Note 2)...................................         --             1,704,226
Oil and gas properties
-- United States (Note 3).....................................       7,588,269        8,171,483
-- Republic of Yemen (Note 4).................................       3,803,611          196,268
Furniture and fixtures........................................          54,164           12,847
                                                                  ------------     ------------
                                                                    11,446,044       10,084,824
                                                                  ------------     ------------
INVESTMENT IN IPC INTERNATIONAL POWER CORPORATION (NOTE 5)....         --               750,000
                                                                  ------------     ------------
                                                                  $ 15,382,990     $ 11,823,660
                                                                  ============     ============
                                          LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities......................    $  1,515,833     $    477,912
                                                                  ------------     ------------
SHAREHOLDERS' EQUITY
SHARE CAPITAL (NOTE 6)........................................      27,371,846       18,581,646
Deficit.......................................................     (13,504,689)      (7,235,898)
                                                                  ------------     ------------
                                                                    13,867,157       11,345,748
                                                                  ------------     ------------
                                                                  $ 15,382,990     $ 11,823,660
                                                                  ============     ============

     Approved by the Directors:

             "ROSS G. CLARKSON"                                "ERWIN L. NOYES"
--------------------------------------------     --------------------------------------------
              Ross G. Clarkson                                  Erwin L. Noyes
           President and Director                  Vice-President, Operations and Director

                         TRANSGLOBE ENERGY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEARS ENDED SEPTEMBER 30
                          (EXPRESSED IN U.S. DOLLARS)

                                                                      1997             1996
                                                                  ------------     ------------
REVENUE
Oil and gas sales net of royalties............................    $  1,039,998     $  1,022,324
Interest income...............................................         199,897           33,915
Gain on disposal of investment (Note 5).......................         262,500               --
                                                                  ------------     ------------
                                                                     1,502,395        1,056,239
                                                                  ------------     ------------
EXPENSES
Operating.....................................................         180,050          200,379
General and administrative....................................       1,253,223          833,344
Depletion and depreciation....................................         903,603          877,372
Write-down of oil and gas properties (Note 3).................       3,710,000        2,236,000
Write-down of mineral properties (Note 2).....................       1,724,310          279,240
                                                                  ------------     ------------
                                                                     7,771,186        4,426,335
                                                                  ------------     ------------
LOSS FOR THE YEAR.............................................      (6,268,791)      (3,370,096)
Deficit, beginning of year as previously reported.............      (4,635,898)      (3,865,802)
Prior period adjustment (Note 3b).............................      (2,600,000)              --
                                                                  ------------     ------------
Deficit, beginning of year as restated........................      (7,235,898)      (3,865,802)
                                                                  ------------     ------------
DEFICIT, END OF YEAR..........................................    $(13,504,689)    $ (7,235,898)
                                                                  ============     ============
LOSS PER SHARE................................................    $      (0.46)    $      (0.43)
                                                                  ============     ============

                         TRANSGLOBE ENERGY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEARS ENDED SEPTEMBER 30
                          (EXPRESSED IN U.S. DOLLARS)

                                                                      1997             1996
                                                                  ------------     ------------
CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Loss for the year.............................................    $ (6,268,791)    $ (3,370,096)
Items not involving cash
Write-down of oil and gas properties (Note 3).................       3,710,000        2,236,000
Write-down of mineral properties (Note 2).....................       1,724,310          279,240
Gain on disposal of investment (Note 5).......................        (262,500)              --
Depletion and depreciation....................................         903,603          877,372
                                                                  ------------     ------------
                                                                      (193,378)          22,516
Change in non-cash working capital (Note 10)..................         (77,954)         (96,620)
                                                                  ------------     ------------
                                                                      (271,332)         (74,104)
                                                                  ------------     ------------
INVESTING ACTIVITIES
Mineral property expenditures.................................         (20,084)         (23,070)
Oil and gas property expenditures -- United States............      (4,010,788)      (4,043,417)
                                    -- Yemen..................      (3,607,343)         (17,058)
Additions to furniture and fixtures...........................         (60,918)          (7,751)
Investment in IPC International Power Corporation (Note 5)....              --         (750,000)
Proceeds on disposal of investment (Note 5)...................       1,012,500               --
Change in non-cash working capital (Note 10)..................       1,068,474               --
                                                                  ------------     ------------
                                                                    (5,618,159)      (4,841,296)
                                                                  ------------     ------------
FINANCING ACTIVITIES
Issue of convertible debentures...............................       3,221,852               --
Issue of share capital (Note 6)...............................       5,568,348        4,857,372
                                                                  ------------     ------------
                                                                     8,790,200        4,857,372
                                                                  ------------     ------------
INCREASE (DECREASE) IN CASH...................................       2,900,709          (58,028)
Cash, beginning of year.......................................         588,664          646,692
                                                                  ------------     ------------
CASH, END OF YEAR.............................................    $  3,489,373     $    588,664
                                                                  ============     ============

                         TRANSGLOBE ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (EXPRESSED IN U.S. DOLLARS UNLESS OTHERWISE NOTED)
                  TWO YEARS ENDED SEPTEMBER 30, 1997 AND 1996

1.   SIGNIFICANT ACCOUNTING POLICIES

(A) BASIS OF CONSOLIDATION

     These financial statements include the accounts of the Company and its wholly-owned United States subsidiary TransGlobe Oil and Gas Corporation and its wholly owned Turks and Caicos Islands subsidiaries, TransGlobe International (Holdings) Inc., and TG Holdings Yemen Inc.

(B) ACCOUNTING PRINCIPLES

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada which conform in all material respects with accounting principles generally accepted in the United States, except as disclosed in Note 10.

(C) MINERAL PROPERTIES

     The Company records its interest in mineral properties at cost and has capitalized development costs specifically identifiable to the properties. When commercial production is achieved for a specific property, the costs capitalized will be amortized against revenue realized on production from the property. In the event of the abandonment of a property, the costs capitalized for that property are written off to operations. The amounts shown for mineral properties represent costs for the acquisition and development of the properties and do not necessarily reflect present or future values.

(D) OIL AND GAS PROPERTIES

     The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves are capitalized. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells and overhead charges directly related to acquisition, exploration and development activities.

     The capitalized costs, together with the costs of production equipment, are depleted and depreciated on the unit-of-production method based on the estimated gross proven reserves as determined by independent petroleum engineers. Oil and gas reserves and production are converted into equivalent units based upon relative energy content.

     Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculation. These unproved properties are assessed periodically to ascertain whether impairment has occurred. When proven reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and depreciation.

     The capitalized costs less accumulated depletion and depreciation, deferred income taxes and the provision for future site restoration costs in each cost centre are limited to an amount equal to the estimated future net revenue from proven reserves plus the cost (net of impairment) of unproven properties.

     The total capitalized costs less accumulated depletion and depreciation, deferred income taxes and the provision for future site restoration costs of all cost centres is further limited to an amount equal to the estimated future net revenue from proven reserves plus the cost (net of impairment) of unproven properties of all cost centres less estimated future site restoration costs, general and administrative expenses, financing costs and income taxes.

                         TRANSGLOBE ENERGY CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (EXPRESSED IN U.S. DOLLARS UNLESS OTHERWISE NOTED)
                  TWO YEARS ENDED SEPTEMBER 30, 1997 AND 1996

     Proceeds from the sale of oil and gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the rate of depletion and depreciation.

     Substantially all of the Company's exploration, development and production activities are conducted jointly with others and accordingly these financial statements reflect only the Company's proportionate interest in such activities.

     Estimated future site restoration costs are provided for using the unit-of-production method and remaining proven reserves. Costs are estimated by the Company based on current regulations, costs, technology and industry standards. The annual charge is included in the provision for depletion and depreciation. Actual site restoration expenditures are charged to the accumulated provision account as incurred.

(E) SHARE CAPITAL

     The common shares issued for services and oil and gas properties are ascribed values equal to the fair market value of the services rendered or properties received. The number of common shares are determined by dividing the fair market value of the services or oil and gas properties by the average closing market value of the Company's common shares.

(F) FOREIGN CURRENCY

     The Company has adopted United States dollar as its reporting currency since the majority of the Company's business is transacted in United States dollars. The Company and its subsidiary are considered to be integrated operations and the accounts are translated using the temporal method. Under this method, monetary assets and liabilities are translated at the rates of exchange in effect at the balance sheet date; non-monetary assets at historical rates and revenue and expense items at the average rates for the period, other than depletion and depreciation which are translated at the same rates of exchange as the related assets. The net effect of the foreign currency translation is included in current operations.

     Cash and term deposits are Canadian funds converted to U.S. dollars at the year end rate of exchange. All other balance sheet accounts were denominated in U.S. dollars.

2.   MINERAL PROPERTIES

                                                        BARSTOW        OKANAGAN
                                                       PROPERTY          FALLS           TOTAL
                                                      -----------     -----------     -----------
Balance, September 30, 1995.......................      1,681,451         278,945
Advance royalty payments..........................         20,000         --               20,000
Exploration costs.................................          2,775             295           3,070
Write-down of mineral properties..................        --             (279,240)       (279,240)
                                                      -----------     -----------     -----------
Balance, September 30, 1996.......................      1,704,226         --            1,704,226
Advance royalty payments..........................         20,084         --               20,084
Write-down of mineral properties..................     (1,724,310)        --           (1,724,310)
                                                      -----------     -----------     -----------
Balance, September 30, 1997.......................    $   --          $   --          $   --
                                                      ===========     ===========     ===========

                         TRANSGLOBE ENERGY CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (EXPRESSED IN U.S. DOLLARS UNLESS OTHERWISE NOTED)
                  TWO YEARS ENDED SEPTEMBER 30, 1997 AND 1996

BARSTOW PROPERTY

     The Company acquired a group of mining claims in San Bernadino County, California, U.S.A. The Company is making annual advance royalty payments of $20,000 per year. The Company has abandoned its plan to develop the Barstow property and consequently has written off the capitalized costs to operations.

OKANAGAN FALLS PROPERTY

     The Company had a number of mineral claims in the Osoyoos Mining Division of British Columbia. In 1996, the Company allowed the lease on the claims to expire. The costs capitalized were written off to operations.

3.   OIL AND GAS PROPERTIES -- UNITED STATES

                                                                           SEPTEMBER 30
                                                                    ---------------------------
                                                                       1997            1996
                                                                    -----------     -----------
Oil and gas properties..........................................    $16,273,792     $12,270,006
Accumulated depletion, depreciation and write-downs.............      8,685,523       4,098,523
                                                                    -----------     -----------
                                                                    $ 7,588,269     $ 8,171,483
                                                                    ===========     ===========

     a) Costs of $1,656,000 (1996 -- $2,950,000) related to unproven properties were excluded from the depletion and depreciation calculation.

     b) Subsequent to the release of the consolidated financial statements for the year ended September 30, 1996, the Company discovered an error in its calculation of proven oil and gas reserves. As a result, the Company's oil and gas properties were overstated by $2,600,000 ($2,971,000 under U.S. GAAP). The decrease in value has been recorded retroactively to September 30, 1996 as follows:

                                                                   CANADIAN BASIS     U.S. BASIS
                                                                   --------------     -----------
Additional write-down of oil and gas properties................      $ 2,236,000      $ 2,607,000
Additional depletion expense...................................          364,000          364,000
                                                                     -----------      -----------
                                                                     $ 2,600,000      $ 2,971,000
                                                                     ===========      ===========

4.   OIL AND GAS PROPERTIES -- REPUBLIC OF YEMEN

(A) CAPITALIZED COSTS

     The Company has recorded its investment in the Yemen projects at cost and has capitalized costs specifically identifiable to the projects. In the event of the abandonment of the projects, the costs capitalized will be written off to operations. The amounts shown represent costs incurred to date, and do not necessarily reflect present or future values.

(B) BLOCK 32

     The Company has an 8% working interest in Block 32. During the year, the Company participated in seismic acquisition and agreed to participate in a three well drilling program. Two dry holes were drilled during fiscal 1997 at a net cost to the Company of $3,329,183. Subsequent to September 30, 1997, the Company is

                         TRANSGLOBE ENERGY CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (EXPRESSED IN U.S. DOLLARS UNLESS OTHERWISE NOTED)
                  TWO YEARS ENDED SEPTEMBER 30, 1997 AND 1996

participating in the drilling of a third well. This well has encountered hydrocarbons and is currently being evaluated to determine whether it is commercially viable.

(C) BLOCK S1

     The Company has entered into a memorandum of understanding (the "MOU") with the Ministry of Oil and Mineral Resources (the "MOMR") in the Republic of Yemen regarding Block S1. The MOU establishes all the major financial terms of a production sharing agreement which the Company is presently negotiating with the MOMR. During the year, direct expenses of $95,678 (1996 -- $17,058) were incurred in relation to this block.

(D) CAPITALIZED OVERHEAD

     The Company capitalized $182,482 (1996 -- $ Nil) of overhead directly related to its activities in Yemen.

5.   INVESTMENT IN IPC INTERNATIONAL POWER CORPORATION

     The Company acquired a 15% equity interest in IPC International Power Corporation, a private British Columbia corporation having a 60% equity interest in British Columbia Hydro International Power Development Corporation, for $750,000. In April, 1997, the Company sold this investment for $1,012,500 resulting in a gain of $262,500.

6.   SHARE CAPITAL

(A) AUTHORIZED

     The authorized capital is 100,000,000 shares with no par value.

(B) ISSUED

                                                                       NUMBER
                                                                     OF SHARES      CONSIDERATION
                                                                     ----------     -------------
    Balance, September 30, 1995..................................     7,156,298      $ 13,724,274
    Issued for cash net of issue expenses of $170,058............     1,683,058         4,697,816
    Issued for oil and gas property..............................        50,000           139,500
    Issued for services..........................................         7,000            20,056
                                                                     ----------       -----------
    Balance, September 30, 1996..................................     8,896,356        18,581,646
    Issued for cash net of issue expenses of $33,395.............       316,000           389,221
    Issued on conversion of convertible debentures...............     4,569,021         3,221,852
    Issued on exercise of special warrants net of issue expenses
      of $169,073................................................     4,400,000         5,179,127
                                                                     ----------       -----------
    Balance, September 30, 1997..................................    18,181,377      $ 27,371,846
                                                                     ==========       ===========

(C) SHARES ISSUED FOR CONVERTIBLE DEBENTURES

     In November 1996, the Company issued convertible debentures for net proceeds of $3,221,852. In January 1997, all convertible debentures were converted into 4,569,021 common shares.

                         TRANSGLOBE ENERGY CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (EXPRESSED IN U.S. DOLLARS UNLESS OTHERWISE NOTED)
                  TWO YEARS ENDED SEPTEMBER 30, 1997 AND 1996

(D) SHARES ISSUED FOR SPECIAL WARRANTS

     On March 26, 1997, the Company issued 4,400,000 special warrants at $1.30 per special warrant pursuant to a private placement. Each special warrant entitled the holder thereof to acquire one common share of the Company at no additional cost until March 26, 1998. All special warrants were exercised on July 7, 1997 resulting in the issuance of 4,400,000 common shares for net proceeds of $5,179,127 after the issue expenses of $169,073.

(E) SHARE PURCHASE OPTIONS

     The changes in the share purchase options for the years ended September 30, 1996 and 1997 were as follows:

                                                             NUMBER            PRICE RANGE
                                                            ---------     ----------------------
Outstanding at September 30, 1995.......................      575,000     Cdn.$2.70 to $6.11
Granted.................................................      643,000     Cdn.$3.75
Exercised...............................................     (523,300)    Cdn.$2.70 to $5.71
Cancelled...............................................     (373,600)    Cdn.$5.71 to $6.11
                                                            ---------
Outstanding at September 30, 1996.......................      321,100     Cdn.$2.70 to $3.75
Granted.................................................    1,340,000     U.S.$1.33 to Cdn.$2.25
Exercised...............................................      (14,000)    Cdn.$3.75
Cancelled...............................................     (256,000)    Cdn.$2.70 to $3.75
                                                            ---------
Outstanding at September 30, 1997.......................    1,391,100     U.S.$1.33 to Cdn.$3.75
                                                            =========

     The following share purchase options were outstanding at September 30, 1997:

 NUMBER
OF SHARES     OPTION PRICE         EXPIRY DATE
---------     ------------     -------------------
   13,100       Cdn.$3.75      January 16, 1999
   20,000       Cdn.$2.25      January 16, 1999
   38,000       Cdn.$3.75      January 16, 1998
  540,000       Cdn.$2.25      November 27, 1998
  670,000       U.S.$1.56      April 23, 2002
  110,000       U.S.$1.33      September 19, 2002
---------
1,391,100
=========

     The Company established a stock option plan in April, 1997, and amended it on October 17, 1997 (the "Plan"). The maximum number of common shares to be issued upon the exercise of options granted under the Plan is 1,117,037 common shares. All options granted under the Plan will have a per-share exercise price not less than the trading market value of the common shares at the date of grant and will vest as to 50% of the options, six months after the grant date, and as to the remaining 50%, one year from the grant date. 670,000 stock options have been granted under the Plan at an exercise price of US $1.56 on April 23, 1997 of which 335,000 will vest on October 23, 1997 and the balance on April 23, 1998. On September 19, 1997, the Company granted 110,000 stock options under the Plan at an exercise price of US $1.33. These options will vest as to 50% on March 19, 1998 and as to 100% on September 19, 1998. All other options are vested.

                         TRANSGLOBE ENERGY CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (EXPRESSED IN U.S. DOLLARS UNLESS OTHERWISE NOTED)
                  TWO YEARS ENDED SEPTEMBER 30, 1997 AND 1996

(F) SHARE PURCHASE WARRANTS

     The following share purchase warrants were outstanding at September 30, 1997:

 NUMBER
OF SHARES     WARRANT PRICE        EXPIRY DATE
---------     -------------     -----------------
 158,227        Cdn.$4.15       January 25, 1998
 100,000        Cdn.$3.69       January 31, 1998
 -------
 258,227
 =======

(G) SHORT SWING PROFITS

     In April, 1997, the Company received letters from US lawyers on behalf of two Company shareholders, asking that the Company make claims against certain directors of the Company to recoup "short swing profits" under the provisions of
Section 16(b) of the US Securities Exchange Act of 1934. Under that statute, the Company is entitled to receive any profit made by its executive officers, directors and shareholders (individually holding in excess of 10% of the outstanding common shares) as a result of their purchases and sales of the Company's common shares, where both the purchase and sale occur within six month of one another. Three directors of the Company paid or agreed to pay an aggregate of $79,950 to the Company for short swing profits which were recorded as an increase in share capital. The Company has determined that certain other directors and officers of the Company may also have made short swing profits pursuant to Section 16(b). The extent of this amount is not estimable at this time due to insufficient information.

7.   INCOME TAXES

     The Company has available approximately $4,300,000 in loss carry forwards and approximately $8,300,000 in Canadian and foreign exploration and development expenses for income tax purposes to reduce future years' taxable income in Canada. The losses expire between 2000 and 2005. The Company also has income tax losses of approximately $3,800,000 available to reduce future income taxes payable in the United States expiring between 2007 and 2012. These balances are subject to confirmation by income tax authorities. Potential tax benefits of loss carry forwards have not been recorded in the accounts.

8.   RELATED PARTY TRANSACTIONS

     The following fees were paid or accrued to directors and officers of the Company.

                                                                             1997       1996
                                                                            ------     -------
Consulting fees, rent, and secretarial fees to companies controlled by
  directors.............................................................    $5,000     $28,723

     Amounts due from related parties are as follows:

          (a) $76,933 (1996 -- $122,680) due from companies whose directors include a director of the Company. The Company and these companies are co-venturers in a number of oil and gas properties in the United States.

          (b) In 1996, $65,104 was due from a director of the Company. The Company and this director are co-venturers in an oil and gas property.

          (c) In 1997, $60,628 is due from a director. This receivable bears an interest rate of 4.75% per annum and is payable in equal installments of $1,500 per month.

                         TRANSGLOBE ENERGY CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (EXPRESSED IN U.S. DOLLARS UNLESS OTHERWISE NOTED)
                  TWO YEARS ENDED SEPTEMBER 30, 1997 AND 1996

9. DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES

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

     Had the Company followed the U.S. basis, the oil and gas properties section of the balance sheet would have been reported as follows:

                                                                 SEPTEMBER 30
                                        ---------------------------------------------------------------
                                                    1997                              1996
                                        -----------------------------     -----------------------------
                                        CANADIAN BASIS     U.S. BASIS     CANADIAN BASIS     U.S. BASIS
                                        --------------     ----------     --------------     ----------
                                                                            (as restated -- note 3b)
Oil and gas properties --
  United States.....................      $7,588,269       $6,315,269       $8,171,483       $6,707,149
  Republic of Yemen.................       3,803,611        3,803,611          196,268          196,268

     Had the Company followed the U.S. basis, the shareholders' equity section of the balance sheet would have been reported as follows:

                                                                SEPTEMBER 30
                                      -----------------------------------------------------------------
                                                   1997                               1996
                                      ------------------------------     ------------------------------
                                      CANADIAN BASIS     U.S. BASIS      CANADIAN BASIS     U.S. BASIS
                                      --------------     -----------     --------------     -----------
                                                                         (as restated -- note 3b)
Share Capital.....................      $27,371,846      $28,205,179       $18,581,646      $19,414,979
Exchange gain (loss) (Note
  10(c)...........................               --           51,611                --           (3,939)
Deficit...........................      (13,504,689)     (16,972,411)       (7,235,898)      (9,529,626)
                                        -----------      -----------       -----------      -----------
                                        $13,867,157      $11,284,379       $11,345,748      $ 9,881,414
                                        ===========      ===========       ===========      ===========

     Had the Company followed the U.S. basis, the statement of operations would have been reported as follows:

                                                                      YEAR ENDED SEPTEMBER 30
                                                                   ------------------------------
                                                                      1997              1996
                                                                   -----------     --------------
                                                                                  (as restated --
                                                                                      note 3b)
Loss for the year under Canadian Basis.........................    $(6,268,791)      $(3,370,096)
Effect of ceiling test differences (Note 10b)..................     (1,273,000)         (519,000)
Effect of elimination of foreign exchange (gain) loss (Note
  10c).........................................................         99,006            12,887
                                                                   -----------       -----------
Loss for the year under U.S. Basis.............................    $(7,442,785)      $(3,876,209)
                                                                   ===========       ===========
Loss per share under Canadian Basis............................    $     (0.46)      $     (0.43)
                                                                   ===========       ===========
Loss per share under U.S. Basis................................    $     (0.57)      $     (0.49)
                                                                   ===========       ===========

(A) ACCOUNTING FOR INCOME TAXES

     Under the liability method of Statement of Financial Standards No. 109 ("SFAS 109"), deferred income tax assets and liabilities are measured using enacted tax rates for the future income tax consequences

                         TRANSGLOBE ENERGY CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (EXPRESSED IN U.S. DOLLARS UNLESS OTHERWISE NOTED)
                  TWO YEARS ENDED SEPTEMBER 30, 1997 AND 1996

attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. There is no effect of applying the provision of SFAS 109 on the Company's financial statements as the recognition criteria for deferred tax assets has not been met.

(B) OIL AND GAS PROPERTIES

     Under SEC regulations, the future net revenue as calculated for the ceiling test excludes future overhead costs and must be discounted at 10%. This is not required under Canadian generally accepted accounting principles ("GAAP"). The effect of applying this provision to the Company's financial statements would increase the loss from operations for the years ended September 30, 1997 and 1996 $1,273,000 and $519,000 respectively, and decrease oil and gas properties by the same amount.

(C) TRANSLATION OF FOREIGN CURRENCY

     U.S. GAAP requires all balance sheet items to be translated at current exchange rates and revenue and expense transactions translated at the weighted average exchange rates for the period. For U.S. GAAP purposes, foreign currency adjustments resulting from the translation of assets and liabilities of subsidiaries with a functional currency other than the U.S. dollar are excluded from net income and reported as a separate component of shareholders' equity.

     The Company has included exchange gains (losses) arising from using the temporal method as described in Note 1 in operations for the years ended September 30, 1997 and 1996. If the consolidated statements of loss and deficit and balance sheet had been prepared in accordance with U.S. GAAP, the exchange gains (losses) for the years ended September 30, 1997 and 1996 of $51,611 and $(3,939) respectively, would have not been reflected in operations, but reported as a separate component of shareholders' equity.

(D) EARNINGS PER SHARE

     Under U.S. GAAP, primary loss per share would be computed as if common share purchase options and warrants were exercised at the beginning of the year, and as if funds obtained thereby were used to purchase common shares of the Company at the average market price during the year. Thus, only the net increase in shares is added to the weighted average number of common shares outstanding. The effect of potential conversions is ignored when the effect of increasing earnings per share or decreasing a loss per share. The calculation of loss per share under U.S. GAAP would not have generated results materially different than those disclosed in the consolidated statement of operations.

(E) SHARE PURCHASE OPTIONS

     The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for stock options issued prior to the adoption of the Plan and under the Plan.

                         TRANSGLOBE ENERGY CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (EXPRESSED IN U.S. DOLLARS UNLESS OTHERWISE NOTED)
                  TWO YEARS ENDED SEPTEMBER 30, 1997 AND 1996

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's loss for the year and loss per share would have been increased to the pro forma amounts indicated below for the years ended September 30, 1997 and 1996:

                                                                       1997            1996
                                                                    -----------     -----------
Loss for the year
  As reported...................................................    $(7,442,785)    $(3,878,209)
                                                                    ============    ============
  Pro forma.....................................................    $(7,913,744)    $(4,482,710)
                                                                    ============    ============
  Primary and fully diluted loss per share
  As reported...................................................    $     (0.57)    $     (0.49)
                                                                    ============    ============
  Pro forma.....................................................    $     (0.60)    $     (0.57)
                                                                    ============    ============

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption used for grants in fiscal years ended September 30, 1997 and 1996: no dividend yield; expected volatility of 72%; the weighted average risk-free interest rate of 6.75%, and expected lives of 2 years.

     A summary of the status of the Company's fixed stock options as of September 30, 1997 and 1996, and changes during the years ended on those dates is presented below:

                                                              1997                     1996
                                                     ----------------------   ----------------------
                                                                   WEIGHTED                 WEIGHTED
                                                                   AVERAGE                  AVERAGE
                                                                   EXERCISE                 EXERCISE
FIXED OPTIONS                                         SHARES        PRICE      SHARES        PRICE
-------------------------------------------------    ---------     --------   ---------     --------
Outstanding at beginning of year.................      321,100      $ 2.57      575,000      $ 3.60
Granted..........................................    1,340,000        1.57      643,000        2.74
Exercised........................................      (14,000)       2.74     (523,300)       2.70
Cancelled........................................     (256,000)       2.53     (373,600)       4.28
                                                     ---------                ---------
Outstanding at end of year.......................    1,391,100        1.61      321,100        2.57
                                                     =========                =========
Options exercisable at year end..................      611,100                  321,100
                                                     =========                =========
Weighted-average fair value of options granted
  during the year................................    $    0.53                $    0.96
                                                     =========                =========

                         TRANSGLOBE ENERGY CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (EXPRESSED IN U.S. DOLLARS UNLESS OTHERWISE NOTED)
                  TWO YEARS ENDED SEPTEMBER 30, 1997 AND 1996

     The following table summarizes information about fixed stock options outstanding at September 30, 1997:

                                 OPTIONS OUTSTANDING
                       ----------------------------------------        OPTIONS EXERCISABLE
                                        WEIGHTED-                   -------------------------
                                         AVERAGE       WEIGHTED-                    WEIGHTED-
                                        REMAINING      AVERAGE                       AVERAGE
       RANGE OF          NUMBER        CONTRACTUAL     EXERCISE       NUMBER        EXERCISE
    EXERCISE PRICE     OUTSTANDING        LIFE          PRICE       EXERCISABLE       PRICE
    --------------     -----------     -----------     --------     -----------     ---------
             $1.33        110,000       5.0 years       $ 1.33         --             --
              1.56        670,000       4.4 years         1.56         --             --
              1.63        540,000       1.2 years         1.63        540,000          1.63
              2.74         71,100       0.6 years         2.74         71,100          2.74
    $1.33 to $2.74      1,391,100       3.0 years         1.61        611,100          1.72

10. SUPPLEMENTAL CASH FLOW INFORMATION

     The net change in non-cash working capital is as follows:

                                                                         1997           1996
                                                                      ----------     ----------
OPERATING ACTIVITIES
Decrease (increase) in current assets
Accounts receivable...............................................    $  (14,456)    $ (172,855)
Prepaid expenses..................................................       (32,945)       104,923
Increase (decrease) in current liabilities
Accounts payable..................................................         9,698         31,457
                                                                      ----------     ----------
                                                                      $  (37,703)    $  (36,475)
                                                                      ==========     ==========
INVESTING ACTIVITIES
Increase (decrease) in current liabilities
Accounts payable..................................................    $1,068,474         --
                                                                      ==========     ==========

         DISCLOSURE ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

     The following information about the Company's oil and gas producing activities is presented in accordance with United States Statement of Financial Accounting Standards No. 69: Disclosures About Oil and Gas Producing Activities.

OIL AND GAS RESERVES

     All the reserves of the Company are located in the United States which were estimated by Outtrim Szabo Associates Ltd., independent petroleum engineers for 1997 and 1996 and by Williamson Petroleum Consultants Inc., independent petroleum engineers for 1995. All proved reserves provided in this section are net of royalties.

     Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, including constant prices, fiscal policies and production and development costs.

     Proved developed oil and gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. Estimates of oil and gas reserves are subject to uncertainty and will change as additional information regarding producing fields and technology becomes available and as future economic and operating conditions change.

     The Company does not have any proved undeveloped properties. The Company's proved developed oil and gas reserves as at September 30, 1997 and 1996 and changes therein for the years then ended were as follows:

                                                                         NATURAL GAS
                                                               OIL         LIQUIDS       NATURAL GAS
                                                              (BBLS)       (BBLS)          (MMCF)
                                                              ------     -----------     -----------
Proved developed reserves, September 30, 1995.............      --          69,120           1,926
Revisions of previous estimates...........................      --          29,747           1,329
Production................................................      --         (15,330)           (400)
                                                              -------      -------         -------
Proved developed reserves, September 30, 1996(1)..........      --          83,537           2,855
Revisions of previous estimates...........................      --          (4,633)           (362)
Extensions and discoveries................................    84,211        --              --
Production................................................    (4,512)      (12,884)           (280)
                                                              -------      -------         -------
Proved developed reserves, September 30, 1997.............    79,699        66,020           2,213
                                                              =======      =======         =======

---------------

(1) Subsequent to the release of the consolidated financial statements for the year ended September 30, 1996, the Company discovered an error in its calculation of proven oil and gas reserves. The figures for 1996 were restated to give effect to the correction of this error.

  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN
                    RELATING TO PROVED OIL AND GAS RESERVES

     The following standardized measure of discounted future net cash flows from proved oil and gas reserves have been computed using year-end prices and costs and year-end statutory tax rates. A discount rate of 10% has been applied in determining the standardized measure of discounted future net cash flows.

     The Company does not believe that the standardized measure of discounted future net cash flows will be representative of actual future net cash flows and should not be considered to represent the fair market value of the oil and gas properties. Actual future net cash flows will differ from the presented estimated future net cash flows in that:

     - future production will include production not only from proved properties, but may also include production from probable and potential reserves;

     - future production of oil and gas from proved properties will differ from reserves estimated;

     -  future production rates will vary from those estimated;

     -  future rather than year-end prices and costs will apply;

     - economic factors including exchange rates, regulatory and fiscal environments and operating conditions will change; and

     - future estimated income taxes do not take into account the effects of future exploration expenditures.

     Future net revenues, development, restoration and production costs have been based upon the estimates referred to above.

     The standardized measure of discounted future net cash flows as at September 30, 1997 and 1996 were as follows:

                                                                              1997       1996
                                                                             ------     ------
                                                                                (U.S. $000)
Future cash inflows......................................................    11,637     10,995
Future production, development and restoration costs.....................    (1,479)    (1,653)
Future taxes and royalties...............................................    (3,627)    (3,350)
                                                                             ------     ------
Future net cash flows....................................................     6,531      5,992
10% annual discount for timing of cash flows.............................    (1,872)    (1,736)
                                                                             ------     ------
Standardized Measure of Discounted Future Net Cash Flows.................     4,659      4,256
                                                                             ======     ======

     The principal sources of change in the standardized measure of discounted future net cash flows for each of the years ended September 30, 1997 and 1996 were as follows:

                                                                              1997       1996
                                                                             ------     ------
                                                                                (U.S. $000)
Sales of oil and gas net of production costs.............................      (860)      (822)
Net changes in prices and production costs...............................     1,885      1,308
Changes in estimated future development costs............................        36       (319)
Extentions, discoveries and improved recovery............................     1,059       --
Revisions of previous estimates..........................................      (410)     1,932
Change in discount effect................................................      (131)      (478)
                                                                              -----      -----
Increase.................................................................       403      1,621
Balance, beginning of year...............................................     4,256      2,635
                                                                              -----      -----
Balance, end of year.....................................................     4,659      4,256
                                                                              =====      =====

      COSTS INCURRED IN OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES

                                                                 UNITED STATES     YEMEN     TOTAL
                                                                 -------------     -----     -----
                                                                            (U.S. $000)
1997
Acquisition costs -- unproved properties.....................          837          --         837
Exploration..................................................        2,962         3,607     6,569
Development..................................................          212          --         212
                                                                     -----         -----     -----
                                                                     4,011         3,607     7,618
                                                                     =====         =====     =====
1996
Acquisition costs -- unproved properties.....................          507          --         507
Exploration..................................................        1,340           17      1,357
Development..................................................        2,196          --       2,196
                                                                     -----         -----     -----
                                                                     4,043           17      4,060
                                                                     =====         =====     =====

           RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                                              1997       1996
                                                                             ------     ------
                                                                                (U.S. $000)
Oil and gas revenue -- net...............................................     1,040      1,022
Operating expenses.......................................................      (180)      (200)
Depletion................................................................      (877)      (866)
Future site restoration costs............................................        (7)      --
                                                                              -----      -----
                                                                                (24)       (44)
                                                                              =====      =====