Form 10KSB/A
period 1997-09-30
TRANSGLOBE ENERGY CORP
filed 1998-01-14
CIK 736744

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                FORM 10-KSB/A-1
(Mark One)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended September 30, 1997
     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SE CURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
              For the transition period from ________ to ________
                         Commission file number 0-11378
                         TRANSGLOBE ENERGY CORPORATION
                 (Name of Small Business Issuer in Its Charter)

              BRITISH COLUMBIA                                       N/A
(State or other Jurisdiction of Incorporation
               or Organization)                     (I.R.S. Employer Identification No.)

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

         Securities registered under Section 12(g) of the Exchange Act:
                      ------------------------------------
                         COMMON SHARES -- NO PAR VALUE
                                (Title of Class)
     Check whether the issue: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [
]  No  [X].
     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10 KSB [ ].
     Issuer's revenues for its most recent fiscal year were $1,502,395.
     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of the stock, as of December 9, 1997 was 17,622,902 Shares X 1 1/32 = $18,173,618.
     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS
     Check whether the issuer has filed all documents and reports required to be filed by section 1, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]
                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
     As of December 9 1997 18,181,377 common shares were outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
     If the following documents are incorporated by reference, briefly describe the part of the Form 10-KSB (e.g., part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). NONE
     Transitional Small Business Disclosure Format (check one):  Yes  [ ]
No  [X]
================================================================================

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

/s/ KPMG
Chartered Accountants

Calgary, Canada
November 21, 1997

                                    PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

     Exhibits marked with an asterisk have been previously filed with the Securities and Exchange Commission by the Company, and are incorporated by reference, as indicated. Other exhibits, if not so designated, are filed with this Form 10-KSB/A-1.

     Exhibit 3* -- Certificate of Incorporation as amended and by-laws.

     Exhibit 10.1 -- Employment agreement of Ross G. Clarkson dated December 4,
                     1996.

     Exhibit 10.2 -- Employment agreement of Erwin L. Noyes dated November 8,
                     1996.

     Exhibit 10.3 -- Stock Option Plan dated April 16, 1997, as amended October
                     17, 1997.

     Exhibit 21* -- List of subsidiaries of the Registrant.

                                      III-1